Form 10-Q
period 2020-09-30
Applied UV, Inc.
filed 2020-11-16
CIK 1811109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-39480

APPLIED UV, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4373308
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

150 N. Macquesten Parkway

 Mount Vernon, NY 10550

 (Address of principal executive offices)

(914) 665-6100

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

As of September 30, 2020, we have 6,334,308 shares of common stock issued and outstanding.

APPLIED UV, INC. & SUBSIDIARIES

FORM 10-Q

For The Quarter Ended September 30, 2020

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$5,897,441	$1,029,936
Vendor deposit	146,278	104,517
Accounts receivable, net of allowance for doubtful accounts	734,086	2,227,792
Inventory	189,755	99,543
Loan to shareholder	-	4,225
Prepaid expense and other current assets	44,000	30,639
Total Current Assets	7,011,560	3,496,652

Machinery and equipment, net of accumulated depreciation	120,536	34,371
Right of use asset	515,324	614,522
Other assets	114,458	623,842

Total Assets	$7,761,878	$4,769,387

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$513,156	$1,238,822
Income tax payable	106,861	106,861
Capital lease obligations-current portion	6,380	6,380
Lease liability-current	138,173	133,097
Payroll protection plan loan	69,297	-
Notes payable	30,000	37,500
Deferred revenue	746,936	1,245,300
Total Current Liabilities	1,610,803	2,767,960

Long-term Liabilities
Capital lease obligations - less current portion	10,881	15,212
Note payable-less current portion	90,000	120,000
Lease liability-less current portion	377,151	481,425
Payroll protection plan loan	227,530	-

Total Long-Term Liabilities	705,562	616,637

Total Liabilities	2,316,365	3,384,597

Stockholders' Equity
Common stock $.0001 par value, 150,000,000 shares authorized; 6,334,308 shares issued and outstanding, respectively as of September 30, 2020 and 5,001,250 shares issued and outstanding as of December 31, 2019	633	500
Series A voting preferred stock $.0001 par value, 1,000,000 shares authorized; 2,000 shares issued and outstanding	1	1
Additional paid-in capital	5,270,288	-
Retained earnings	174,591	1,384,289

Total Stockholders' Equity	5,445,513	1,384,790

Total Liabilities and Stockholders' Equity	$7,761,878	$4,769,387

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$1,560,633	$2,775,848	$4,493,061	$6,379,259

Cost of Goods Sold	1,482,455	1,600,287	3,825,037	4,315,095

Gross Profit	78,178	1,175,561	668,024	2,064,164

Operating Expenses
Research and development	48,037	-	65,037	-
Stock based compensation	279,707	-	381,314	-
Selling. General and Administrative Expenses	645,401	740,038	1,443,276	1,377,104
Total Operating Expenses	973,145	740,038	1,889,627	1,377,104

Operating (Loss) Income	(894,967)	435,523	(1,221,603)	687,060

Other Income
Gain on settlement	-	-	-	1,520,398
Other Income	235	850	11,905	850
Total Other Income	235	850	11,905	1,521,248

(Loss) Income Before Provision for Income Taxes	(894,732)	436,373	(1,209,698)	2,208,308

Provision for Income Taxes	-	-	-	63,259

Net (Loss) Income	(894,732)	436,373	(1,209,698)	2,145,049

Basic and Diluted (Loss) Earnings Per Common Share	$(0.14)	$0.09	$(0.19)	$0.43

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Applied UV, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Preferred Stock				Additional		Total
	Series A Voting		Common Stock		Paid-In	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2019	2,000	$1	5,001,250	$500	$-	$(1,417,117)	$(1,416,616)

Net income	-	-	-	-	-	2,145,049	2,145,049

Balance, September 30, 2019	2,000	$1	5,001,250	$500	$-	$727,932	$728,433

Balance, January 1, 2020	2,000	$1	5,001,250	$500	$-	$1,384,289	$1,384,790

Common stock issued in public offering, net of costs	-	-	1,150,000	115	4,080,006	-	4,080,121

Shares issued to Carmel, Milazzo & Feil LLP	-	-	161,794	16	808,970	-	808,986

Stock-based compensation	-	-	21,264	2	381,312	-	381,314

Net loss	-	-	-	-	-	(1,209,698)	(1,209,698)

Balance, September 30, 2020	2,000	$1	6,334,308	$633	$5,270,288	$174,591	$5,445,513

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Applied UV, Inc. and Subsidiaries

Consolidated Interim Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from Operating Activities
Net (Loss) Income	$(1,209,698)	$2,145,049
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used In) Provided by Operating Activities
Stock based compensation	381,314	85,000
Bad debt expense	50,000	-
Gain on settlement	-	(1,520,399)
Depreciation and amortization	13,528	6,519
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	1,443,706	(660,436)
(Increase) in inventories	(90,212)	(50,189)
(Increase) in vendor deposits	(41,761)	(190,234)
(Increase) in prepaid expenses	(22,398)	(79,947)
Increase in income taxes payable	-	63,259
(Decrease) increase in accounts payable and accrued expenses	(152,864)	(63,670)
(Decrease) Increase in deferred revenue	(498,364)	809,556
Total Adjustments	1,082,949	(1,600,541)
Net Cash (Used in) Provided by Operating Activities	(126,749)	544,508

Cash Flows From Investing Activities
Purchase of machinery and equipment	(98,244)	(12,999)
Cash paid for patent costs	(55,814)	-
Net Cash Used in Investing Activities	(154,058)	(12,999)

Cash Flows From Financing Activities
Payments on capital leases	(4,331)	-
(Decrease) in liabilities subject to compromise	-	(531,511)
Loan from officer	4,225	117,987
Payments on loans payable	(37,500)	(83,000)
Proceeds for equity raise, net	4,889,091	-
Proceeds from payroll protection plan loan	296,827	-
Net Cash Provided by (Used In) Financing Activities	5,148,312	(496,524)

Net Increase in Cash and equivalents	4,867,505	34,985
Cash and equivalents at January 1,	1,029,936	793,766
Cash and equivalents at September 30,	$5,897,441	$828,751

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,204	$9,146
Supplemental Non-Cash Items
Reclassification from liabilities to be settled in stock to additional paid in capital for shares granted during the period	$808,986	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

In March 2019, Applied UV, Inc. (the "Company") was formed and incorporated in the State of Delaware for the intended purpose of creating a legal holding company structure for SteriLumen, Inc. and Munn Works, LLC and any future potential mergers or acquisitions. The then-existing shareholders and members of SteriLumen, Inc. and Munn Works, LLC exchanged all of their interest for shares of Applied UV, Inc. with substantially similar economic voting interests for each shareholder immediately before and after the share exchange. As a result of the share exchange, SteriLumen, Inc. and Munn Works, LLC became wholly-owned subsidiaries of Applied UV, Inc and, collectively referred to as (the "Company"). The combination met the criteria outlined in ASC 850 to be accounted for as a transaction between entities under common control and therefore the financial statements are being presented as if the transfer happened at the beginning of the period and prior year financial information has been retrospectively adjusted to furnish comparative information.

SteriLumen, Inc. is engaged in the design, manufacture, assembly and distribution of automated disinfecting mirror systems for use in hospitals and other healthcare facilities. The Company was incorporated in the State of New York in November of 2012 and is headquartered in Mount Vernon, New York. Munn Works, LLC is engaged in the manufacture of fine mirrors specifically for the hospitality industry.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed of the Company for the annual period ended December 31, 2019. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year then ended. The consolidated financial statements include the accounts of Applied UV, Inc., Munn Works, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue and Cost Recognition

On January 1, 2018, the Company adopted accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method for all customer contracts not yet completed as of the adoption date. The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements.

The Company recognizes revenue when the performance obligations in the client contract has been achieved. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (Continued)

To achieve this core principal, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation. The Company promises to design, manufacture and sell custom mirrors through contractual arrangements. It was determined that most services within a contract are substantially the same and have the same pattern of transfer to the customer over the term of the agreement and are therefore highly interdependent upon each other. As such, the Company determined that the services within a contract are not separately identifiable in the context of the contract and should therefore be bundled into a single performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. We evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time. We do not adjust the transaction price for the effects of financing if, at contract inception, the period between the transfer of control to a customer and final payment is expected to be one year or less. The Company establishes pricing for contracts with customers based on a fixed price for a fixed fee. Contracts do not provide for a discount or refund to customers and historically, no discounts or refunds have been given.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price based on management's judgment. The identified promises are considered to be bundled in arriving at the overall promise within the contract. This promise therefore results in one performance obligation, to design, manufacture and sell custom mirrors to our customer, therefore, allocation of the transaction price is not necessary.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

5)	Recognize revenue when or as the Company satisfies a performance obligation

Revenue is comprised of projects that are completed within our own facility or from a third-party vendor (direct sales). For projects that are completed within our own facility, the Company satisfies performance obligations at over time. For projects that are completed from a third-party vendor, the performance obligation is recognized at a point in time.

As of September 30, 2020 and December 31, 2019, total deferred revenue was $746,936 and $1,245,300. As of September 30, 2020, deferred revenue was comprised of work generated from our own Mount Vernon facility of $437,552 and work performed at the third party manufacturer of $309,384. At January 1, 2020, deferred revenue was $1,245,300 which the entire amount was recognized as revenue during the nine months ended September 30, 2020. As of December 31, 2019, deferred revenue was comprised of work generated from our own Mount Vernon facility of $844,331, work performed at the third party manufacturer of $363,940 and billings made upfront of $37,029.

For projects, that are completed within our own facility, we design, manufacture and sell custom mirrors for hotels and hospitals through contractual agreements. These sales require us to deliver our products within three to six months from commencement of order acceptance. We recognize revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred Revenue represents amounts billed in excess of revenues and profits recognized. Total deferred revenue from the input method of accounting was $368,007 and $844,331 as of September 30, 2020 and December 31, 2019, respectively. Revenues and profits recognized in excess of amounts billed typically does not occur as we will not perform any work in excess of the amount we bill to our customers.

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as Cost of Sales. We are the principal of direct sales because we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. We typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Vendor payments are capitalized until completion of the project and are recorded as vendor deposits. As of September 30, 2020 and December 31, 2019, the vendor deposit balance was $146,278 and $104,517, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

5)	Recognize revenue when or as the Company satisfies a performance obligation (continued)

Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Deferred revenue from these projects as of September 30, 2020 and December 31, 2019 was $378,929 and $363,942, respectively. At September 30, 2020 and December 31, 2019, there were no losses charged to expense.

There are times that we bill upfront where no work is performed until 30 to 60 days after the deposit is received from our customer. Accordingly, no revenue is recognized and the amounts are deferred. As of September 30, 2020 and December 31, 2019, deferred revenue balances related to these invoices were $- and $37,029, respectively.

For the nine months ended September 30, 2020, the Company generated revenues of $2,981,651 at a point in time and $1,511,410 over time. For the nine months ended September 30, 2019, the Company generated revenues of $4,472,038 at a point in time and $1,907,221 over time.

Stock Based Compensation

Share based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black Scholes option pricing model for options with service or performance-based conditions. Stock based compensation cost is recognized as expense, over the requisite service period on a straight-line basis for service-based awards. The Black-Scholes model incorporate several variables, including expected term, expected volatility, expected dividend yield and a risk-free interest rate. We estimate the expected term of the options granted based on anticipated exercises in future periods based on historical activity. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility of the Company’s common stock. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We have elected to account for forfeitures as they occur.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use, or ROU, assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all our lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on our statements of income or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard did not have a material impact on our financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology for financial assets with a methodology that reflects expected credit losses. The new credit losses model must be applied to loans, accounts receivable, and other financial assets. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The adoption of this standard did not have a material impact on our financial statements.

We currently believe that all other issued and not yet effective accounting standards are not relevant to our financial statements.

NOTE 2 – INVENTORY

Inventory consists of raw materials of $189,755 and $99,543 at September 30, 2020 and December 31, 2019, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	September 30,	December 31,
	2020	2019
Machinery and Equipment	$61,083	$39,583
Furniture and Fixtures	33,385	16,864
Leasehold improvements	60,223	-
	154,691	56,447
Less: Accumulated Depreciation	(34,155)	(22,076)
	$120,536	$34,371

Depreciation expense, including amortization of assets under capital leases and patent cost, for the nine months ended September 30, 2020 and 2019 was $13,528 and $6,519, respectively.

NOTE 4 – DUE TO AND FROM SHAREHOLDER

As of September 30, 2020 and December 31, 2019 the Company loaned its majority shareholder noninterest-bearing advances, which are due upon demand. As of September 30, 2020 and December 31, 2019, amounts owed from the Company's majority shareholder was $- and $4,225, respectively. The loans were repaid during the period.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 5 – CAPITAL LEASE OBLIGATION

The Company's machinery under a capital lease, which is included in machinery and equipment is summarized as follows:

Machinery and Equipment	$61,083
Less: Accumulated Depreciation	(25,685)
$35,398

Future minimum principal and interest payments under the capital lease agreements as of September 30, 2020, are as follows:

2020	$2,949
2021	7,280
2022	7,280
2023	1,489
Less: Amount representing interest	(1,737)
Present value of future minimum lease payments	17,261
Less: current portion	(6,380)
$10,881

NOTE 6 – LOANS PAYABLE

In December of 2012, the Company received $260,000 from Seagrace Partners that accrued interest at 5% annually with no maturity date and no stated terms of repayment. As of December 31, 2019 and 2018, the note had an outstanding principal balance of $0 and $131,336, respectively. Interest expense related to this note for the year ended December 31, 2019 and 2018 was $5,902 and $7,656, respectively. The outstanding principal balance of $132,390 was reclassed to liabilities subject to compromise (note payable- pre-petition). In 2019, the Company entered into a settlement agreement in relation to the Company's Chapter 11 Bankruptcy (as further described in Note 10 of the financial statements) with the note holder where the Company would pay $80,000 over the next 90 days, in four equal installments of $20,000. The entire $80,000 was repaid prior to December 31, 2019. In addition, the Company will provide the third party lender 8,000 shares of common stock in the Company (subject to certain transfer restrictions), in an amount which will have a public trading value within 24 months of at least $85,000. If the value of the stock does not reach $85,000 at the end of 24 months, the shareholders of the Company will provide the third party lender make-up stock to reach the value of $85,000 with a maximum amount of shares to be issued of 17,000 shares. This repayment would constitute as full and final payment of any and all obligations to the lender. On the date of the settlement, the Company recorded a loss on extinguishments in the amount of $34,610.

In June of 2018 and June of 2016, the Company received advances from On Deck Capital in the amounts of $150,000 and $100,000, respectively. The June 2016 note matured in one year from the date of issuance and required 52 weekly payments of $2,346. As of December 31, 2019 and 2018, the balance of this note was $0 and interest expense of $3,981 was recorded during the year ended December 31, 2018. The June 2018 note matured in one year from the date of issuance and required 52 weekly payments of $3,605. As of December 31, 2018, the company made no repayments on this note and has an outstanding principal balance of $150,000. As part of the Chapter 11 Bankruptcy, the outstanding principal balance of $150,000 was reclassed to liabilities subject to compromise (note payable- pre-petition) as further described in Note 10 of the financial statements. Accrued interest on this note as of December 31, 2018 was $17,360 and an additional $20,140 was accrued for based on the proof of claim submitted by the note holder. These amounts were also reclassed to liabilities subject to compromise (accounts payable and accrued expenses- pre-petition) as further described in Note 10 of the financial statements. In 2019, the Company paid $18,750, which was 10% of the allowed proof of claim in the Chapter 11 Bankruptcy of $187,500. In addition, the Company was required to pay $157,500 in a five payments in the amount of $30,000 per year, with an additional $7,500 in year two. The Company recognized a gain on extinguishments of $11,250 in relation to the settlement in the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019, the company had an outstanding balance of $120,000 and $157,500, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 6 – LOANS PAYABLE (continued)

Minimum obligations under this loan agreement is as follows:

As of September 30,
2021	$30,000
2022	30,000
2023	30,000
2024	30,000
$120,000

In October of 2017, June of 2017, and September of 2016, the Company received advances from LG Funding, LLC in the amounts of $150,971, $150,990, and $125,990, respectively, in exchange for notes in the amounts of $182,679, $187,228, and $156,228, respectively. On the initial date of the note, the Company accounted for the notes at face value less a discount for the difference between the face value and advances received. The discounts were amortized to interest expense in proportion to the repayments over the total amount loaned. For the nine months ended September 30, 2020 and 2019, the Company recorded $0 in interest expense in relation to these notes. The Company recognized a gain of $81,000 in 2019 as a result of the Chapter 11 Bankruptcy Case and all remaining outstanding balances were settled in full. There were no outstanding balances on this note as of September 30, 2020 and December 31, 2019.

NOTE 7 – STOCKHOLDERS' EQUITY

Series A Preferred Stock

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of shares of Series A Preferred Stock shall not be entitled to any liquidation preference.

Voting

On any matters presented to the stockholders of the corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to vote in an amount equal to 200 votes per share. Series A Preferred Stock shall vote as a single class and such voting rights shall be identical in all respects.

Conversion

The holders of the shares of Series A Preferred Stock shall not have any rights hereunder to convert such shares into, or exchange such shares for, shares of any other series or class of capital stock of the Corporation or of any other person.

Common stock

The holders of our common stock are entitled to the following rights:

Voting

Each share of our common stock entitles its holder to one vote per share on all matters to be voted or consented upon by the stockholders. Holders of our common stock are not entitled to cumulative voting rights with respect to the election of directors.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

Common stock (continued)

Dividend

Subject to limitations under Delaware law and preferences that may apply to any shares of preferred stock that we may decide to issue in the future, holders of our common stock are entitled to receive ratably such dividends or other distributions, if any, as may be declared by our Board out of funds legally available.

Liquidation

In the event of the liquidation, dissolution, or winding up of our business, the holders of our common stock are entitled to share ratably in the assets available for distribution after the payment of all of our debts and other liabilities, subject to the prior rights of the holders of our preferred stock.

Other Matters

The holders of our common stock have no subscription, redemption, or conversion privileges. Our common stock does not entitle its holders to preemptive rights. All of the outstanding shares of our common stock are fully paid and non-assessable. The rights, preferences and privileges of the holders of our common stock are subject to the rights of the holders of shares of any series of preferred stock which we may issue in the future.

Reverse Stock Split

In June of 2020, we effected a 5:1 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate Incorporation with the Delaware Secretary of State. The Reverse Stock Split combined every five shares of Common Stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of Common Stock. As a result, the number of issued and outstanding shares of Common Stock was retroactively adjusted in the consolidated financial statements.

2020 Incentive Plan

On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 shares of common stock available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards. The objectives of the Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of Participants to those of the Company’s stockholders. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants who make or are expected to make significant contributions to the Company’s success and to allow Participants to share in the success of the Company. From time to time, we may issue Incentive Awards pursuant to the Plan. Each of the awards will be evidenced by and issued under a written agreement.

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

2020 Incentive Plan (Continued)

A summary of the Company’s option activity and related information follows:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price
Options Outstanding at January 1, 2020	-	$-	$-
Granted	12,500	$5.00	$5.00
Expired/cancelled	(750)

Options Outstanding, September 30, 2020	11,750	$5.00	$5.00

Options exercisable, September 30, 2020	375	$5.00	$5.00

Share-based compensation expense for options totaling $6,738 was recognized in our results for the nine-months ended September 30, 2020 based on awards vested.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

As of September 30, 2020, there was $17,844 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the year ended September 30, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$5.00
Risk-free interest rate	0.31-0.37%
Volatility	41.4-46.7%
Expected life (years)	5.50
Dividend yield	0.00%

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price
Warrants Outstanding at January 1, 2020	-	$-	$-
Granted	85,000	$5.00	$5.00
Expired	-

Warrants Outstanding, September 30, 2020	85,000	$5.00	$5.00

Warrants exercisable, September 30, 2020	85,000	$5.00	$5.00

Share-based compensation expense for warrants totaling $100,896 was recognized in our results for the nine-months ended September 30, 2020 based on awards vested.

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the warrants.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

As of September 30, 2020, there was no unrecognized compensation expense related to unvested warrants granted under the Company’s share-based compensation plans.

The weighted average fair value of warrants granted, and the assumptions used in the Black-Scholes model during the year ended September 30, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$5.00
Risk-free interest rate	0.37-0.89%
Volatility	36.5-41.4%
Expected life (years)	2.50
Dividend yield	0.00%

Applied UV, Inc. and Subsidiaries

 Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

On August 31, 2020, the Company closed its offering (the “August Offering”) in which it sold 1,000,000 common shares at a public offering price of $5.00 per share. In connection with the Offering, the Company (i) received $5,750,000, less underwriting fees of $517,000 and write-off of capitalized IPO Costs in the amount of $343,000, resulting in net proceeds of $4,889,000. Addionally, the Company issued 167,794 shares to Ross Carmel of Carmel, Milazzo & Feil LLP for the Offering. In addition, the underwriters were granted a 45-day option to purchase up to an additional 150,000 shares of Common Stock or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the Securities and Exchange Commission on August 26, 2020, as amended, which became effective on August 28, 2020.

NOTE 8 – RELATED PARTY

In February of 2019, the Company engaged Carmel, Milazzo & Feil LLP (the "Firm") to represent and assist the company with all general corporate legal matters including the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 through the Company's intended initial public offering. Ross Carmel, a board member of Applied UV, is a partner at the firm. The firm will perform services in exchange for three percent of the outstanding shares of the Company's common stock, issued as follows: 1.) One percent due upon execution of the agreement 2.) One percent due up the filing of the Form S-1; and 3.) One percent due upon the SEC declaring the Form S-1 effective. As of September 30, 2020 and December 31, 2019, the company was liable to issue 102,066 shares of common stock to the firm. These shares have previously not been issued and have been recorded as a liability to be settled in stock for an amount of $507,805 as of December 31, 2019, however, the shares were subsequently issued in June of 2020, and the liability has been reclassed to additional paid in capital. Pursuant to the offering in August of 2020, the company issued an additional 59,728 common shares to the firm. The amount of $298,640 was recorded to additional paid in capital with a net effect of nill as the shares were issued in connection with the offering.

NOTE 9 – LEASING ARRANGEMENTS

The Company adopted ASU 2016-02 prospectively as of January 1, 2019, the date of initial application, and therefore prior comparative periods were not adjusted. As part of the adoption, the Company elected the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company has lease arrangements which are classified as short-term in nature. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize Right of Use ("ROU") assets or lease liabilities.

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years. The Company considered these options to extend in determining the lease term used to establish the Company’s right-of use assets and lease liabilities once reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate of 5% based on the information available at commencement date in determining the present value of lease payments.

Consistent with ASC 842-20-50-4, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 9 – LEASING ARRANGEMENTS (Continued)

On February 7, 2014, the Company entered into a lease agreement in Mount Vernon, New York on a month to month basis. The monthly rent under this arrangement from January 1, 2018 through November 30, 2018 was $10,000 per month, from December 2018 through February 2019 was $11,150 per month. The company did not record an ROU asset or corresponding liability as the lease arrangement was month to month. The Company then amended the lease for a term that commenced on April 1, 2019 and expire on the 31st day of March 2024 at a monthly rate of $13,400. On April 1, 2019 the company recorded an ROU asset and a corresponding lease liability in the amount of $710,075. Rent expense for the nine months ended September 30, 2020 and 2019 was $127,800 and $116,350, respectively. As of September 30, 2020 and December 31, 2019, the balance of the ROU asset was $515,324 and $614,522, respectively. The lease can be cancelled by either party with 150 days of written notice.

Schedule maturities of operating lease liabilities outstanding as of September 30, 2020 are as follows:

2021	$160,800
2022	160,800
2023	160,800
2024	93,800
Total lease payments	576,200
Less: Imputed Interest	(60,876)
Present value of future minimum lease payments	$515,324

NOTE 10 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress, net of progress billings, are as follows as of September 30, 2020 and December 31, 2019:

Costs incurred on contracts in progress	$498,190	$240,732
Estimated net earnings thereon	541,728	42,403
Total costs and estimated earnings	1,039,918	283,135

Billings to date	(1,407,925)	(1,127,466)
Net overbilled	$(368,007)	$(844,331)

Contract Assets	$-	$-
Contract Liabilities (Deferred Revenue)	(368,007)	(844,331)
	$(368,007)	$(844,331)

Contract assets represent amounts earned under contracts in progress but not yet billed under the terms of those contracts. These amounts become billable according to the contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Substantially all costs and estimated earnings in excess of billings on contracts in progress are expected to be billed and collected in the following year.

Contract liabilities represent billings to customers in excess of costs and earnings on contracts in progress. Substantially all such amounts are expected to be earned in the following year.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 11 – SHARE EXCHANGE

On July 31, 2019, March 27, 2019 and March 26, 2019, we and the shareholder of SteriLumen, Inc. and the sole member of Munn Works, LLC, completed the transactions contemplated by three Share Exchange Agreements. Pursuant to the applicable Share Exchange Agreements, SteriLumen, Inc. and Munn Works, LLC transferred to us all assets and liabilities. The shareholders of SteriLumen, Inc. exchanged all of their shares in SteriLumen for 2,000 preferred and 2,001,250 common shares of Applied UV, Inc. The sole member of Munn Works, LLC exchanged all of its membership interest in Munn Works, LLC for 3,000,000 common shares of Applied UV, Inc. As the Share Exchanges were transactions between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchanges.

NOTE 12 - LEGAL

APF Management filed and served a complaint in 2013 New York state court against Munn Works, LLC, Max Munn and various other parties seeking recovery of damages and was awarded various damages on behalf of APF.

On June 25, 2018, Munn Works, LLC. entered Chapter 11 bankruptcy in order to facilitate an appeal and a resolution to this matter. As part of the Chapter 11 bankruptcy, APF management filed a claim in the amount of $1,474,505. All of the parties agreed to resolve the disputes whereby, APF would receive $400,000 payable by the Company. The amount was settled and paid in full in 2019.

Administration of Chapter 11 Case

In June of 2018, Munn Works, LLC received Bankruptcy court approval of certain "first-day" motions, which preserved the Company's ability to continue operations without interruption in Chapter 11. As part of the "first-day" motions, the Company received approval to pay or otherwise honor certain pre-petition obligations generally designed to support the Company's operations. Additionally, the Bankruptcy Court confirmed the Company's authority to pay for goods and services received post-petition in the ordinary course of business.

As part of the chapter 11 case, the Company has retained, pursuant to Bankruptcy Court authorization, legal and other professionals to advise the Company in connection with the administration of its chapter 11 case and its litigation with APF management, and certain other professionals to provide services and advice in the ordinary course business. As a result of the chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, under the Bankruptcy Code, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. Among other things, the Bankruptcy Court has authorized the Company to pay certain pre-petition claims relating to employees and critical vendors.

On June 25, 2018. the Company filed schedules of assets and liabilities and statement of financial affairs (the "Schedules") with the Bankruptcy Court. The Bankruptcy Court has entered an order setting October 26, 2018 as the deadline for filing proofs of claim (the "Bar Date"). The Bar Date is the date by which claims against the Company relating to the period prior to the commencement of the Company's chapter 11 case must be filed if such claims are not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and which are not filed on or prior to the Bar Date, may be barred from participating in any distribution that may be made under a plan of reorganization in the Company's chapter 11 case.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 12 – LEGAL (CONTINUED)

The Company applied Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be subject to a plan of reorganization must be reported at the amounts expected to be allowed in the Company's chapter 11 case, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in the consolidated statements of cash flow.

Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company's chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of December 31, 2018 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that will ultimately be allowed in its chapter 11 case until its evaluation, investigation and reconciliation of all filed claims has been completed. The amount of liabilities subject to compromise represents the Company's estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with its chapter 11 case. Such liabilities are reported at the Company's current estimate, where an estimate is determinable, of the allowed claim amount, even though they may be settled for lesser amounts. These claims remain subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events.

As of December 31, 2018, Liabilities subject to Compromise consist of the following (note: all liabilities were settled in 2019, therefore no balances remain as of December 31, 2019):

2018
Accounts payable and accrued expenses- pre-petition	$492,014
Notes payable- pre-petition	370,390
Expectation damages accrual- APF Management	1,474,505
Total	$2,336,909

Pursuant to Bankruptcy Court Order dated May 31, 2019, the Debtor’s Second Amended Chapter 11 Plan dated April 29, 2019 (the “Plan”) was approved and confirmed. The Plan provided treatment for five (5) classes of claims, with the general unsecured claims composing Class 4 Claimants. Under the Plan, Class 4 Claimants, would receive 10% of their Allowed Claim on the Effective Date. As a result of the bankruptcy claim, APF received and settled for $400,000 where a gain on settlement of $1,074,505 was recorded. As described in Note 6 of the financial statements, the Company recorded a total net gain from settlement of debt in the amount of $57,640. Other various pre-petition creditors received and settled for a total of $103,761, resulting in a gain on settlement in the amount of $388,253. The entire amount was escrowed on or before May 23, 2019 and paid within 15 days of the effective date of the stipulation. As a result of the transaction, the Company recorded a total gain on settlement of $1,520,398.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 13 - MOUNT SINAI AGREEMENT

On April 20, 2020 SteriLumen entered into the Mount Sinai Agreement pursuant to which Mount Sinai has agreed to conduct a study of the effectiveness of the SteriLumen Disinfecting System in 17 patient bathrooms at Mount Sinai St. Luke’s Hospital in New York, NY. SteriLumen will be responsible for funding the direct and indirect costs of Mount Sinai’s research in the amount of $160,000 plus all of the cost of microbiological testing. To the extent any intellectual property resulting from the research is conceived by Mount Sinai it will be the intellectual property of Mount Sinai and to the extent it is conceived by SteriLumen it will be the intellectual property of SteriLumen. As of the date of the financial statements are available to be issued, the company has not incurred any costs in relation to this agreement. The company paid $40,000 of prepayments and the amount has been recorded as prepayments and other current assets. SteriLumen has a 60-day exclusive option to negotiate a license for Mount Sinai’s resulting patent rights if such patent was obtained at SteriLumen’s request and SteriLumen has paid for all the costs in obtaining the patent. If the results of the study contained in Mount Sinai’s final report are used by SteriLumen in a successful regulatory filing or a successful fundraising effort, the Sponsor will be obligated to pay Mount Sinai a fee of $30,000.

NOTE 14 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: the design, manufacture, assembly and distribution of automated disinfecting mirror systems for use in hospitals and other healthcare facilities (disinfectant mirror segment) and the manufacture of fine mirrors specifically for the hospitality industry (hospitality segment). The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

All net sales, cost of goods sold, and other income (expense) was generated or incurred from the hospitality segment of our business. For the nine months ended September 30, 2020 and 2019, the hospitality segment of our business incurred $1,371,531 and $1,335,583, respectively, of selling, general and administrative expenses. For the nine months ended September 30, 2020 and 2019, the disinfectant mirror segment of our business incurred $110,483 and $41,521, respectively, of selling, general and administrative expenses. For the nine months ended September 30, 2020 and 2019, the disinfectant mirror segment of our business incurred $65,037 and $0, respectively, of research and development expenses

As of September 30, 2020 and December 31, 2019 assets from the hospitality segment of our business amounted to $7,495,572 and $4,706,535, respectively. As of September 30, 2020 and December 31, 2019, total assets from the disinfectant mirror segment of our business amounted to $266,306 and $62,852, respectively.

As of September 30, 2020 and December 31, 2019, total liabilities from the hospitality segment of our business amounted to $2,178,425 and $3,347,120, respectively. As of September 30, 2020 and December 31, 2019, total liabilities from the disinfectant mirror segment of our business amounted to $137,941 and $37,477, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 15 - PAYROLL PROTECTION PLAN LOAN

In April of 2020, the Company submitted a Paycheck Protection Program application to Chase Bank for a loan amount equal to $296,827. The amount was approved and the Company has received the funds. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered utilities, and certain covered mortgage interest payments during the twenty four-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

Future maturities of the loan payable, if not forgiven, are as follows:

Twelve months ending September 30,
2021	$69,927
2022	69,927
2023	69,927
2024	69,927
2025	17,119
$296,827

NOTE 16 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 15, 2020, the date the financial statements were available to be issued. As a result of the spread of the COVID-19 Coronavirus and the resulting stay-at-home orders issued by the state and local municipalities in which the Company operates, the Company is experiencing reduced sales. The duration of the reduction in sales may be only temporary. However, the related financial impact and duration cannot be reasonably estimated at this time.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this prospectus are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the “Company” to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this prospectus. Our fiscal year ends on December 31.

Overview

The Company was formed on February 26, 2019 for the purpose of acquiring all of the equity of SteriLumen and Munn Works. The Company acquired all of the capital stock of SteriLumen in March of 2019 pursuant to two exchange agreements in which all of the stockholders of SteriLumen exchanged their shares in SteriLumen for shares of common stock in the Company. The Company acquired all of the equity of Munn Works in July of 2019 pursuant to an exchange agreement in exchange for shares of common stock in the Company. The Company conducts all of its operations through SteriLumen and Munn Works.

SteriLumen was formed to engage in the design, manufacture, assembly and distribution of the SteriLumen Disinfecting System for use in hospitals and other healthcare facilities. The Company has received several patent approvals for the SteriLumen Disinfecting System from the United States and the European Union and is in the process of receiving approval from various countries including China, Japan, Taiwan, South Korea and the Gulf Cooperation Council. The technology of the SteriLumen Disinfecting System uses UVC LED embedded in various bathroom fixtures as an infection prevention apparatus for use in inhabited facilities for killing airborne bacteria and other pathogens as well as killing bacteria and other pathogens residing on hard surfaces in proximity to the apparatus.

Munn Works is a manufacturer of custom designed fine mirrors specifically for the hospitality industry with one manufacturing facility in Mount Vernon, New York. Our goal is to contribute to the creation of what our design industry clients seek: manufacturing better framed mirrors on budget and on time. As part of our long-term strategy, we have instituted multi-site production for high-value items, complicated designs and finishes. Our headquarters in Mount Vernon, NY serves as the center for multi-country manufacturing. We work with a satellite network of artisans and craftsmen, including gilders, carvers, and old-world finishers. In addition to our domestic partners, we maintain overseas production capability with on-site Munn Works employees. Moreover, as company policy, we conduct on-site factory visits for all in-process and outgoing orders, which are observed and checked by a project manager from our home office in Mount Vernon, NY before they leave our overseas partners’ facilities. The combination of quality, innovative, stylish merchandise, and value pricing has led us to develop a loyal customer base.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

• our ability to acquire new customers or retain existing customers;

• our ability to offer competitive product pricing;

• our ability to broaden product offerings;

• industry demand and competition; and

• market conditions and our market positions

Results of Operations

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Net Sales	$4,493,061		$6,379,259
Cost of Goods Sold	3,825,037	85.1%	4,315,095	67.6%
Gross Profit	668,024	14.9%	2,064,164	32.4%

Stock based compensation	381,314	8.5%	-	0.0%
Research and development	65,037	1.7%	-	0.0%
Selling. General and Administrative Expenses	1,443,276	32.1%	1,377,104	21.6%
Total Operating expenses	1,889,627	42.1%	1,377,104	21.6%
Operating Income (Loss)	(1,221,603)	-27.2%	687,060	10.8%
Other Income (Expense)
Gain on settlement	-	0.0%	1,520,398	23.8%
Other income	11,905	0.3%	850	0.0%
Total Other Expense	11,905	0.3%	1,521,248	23.8%
Income (Loss) Before Provision for Income Taxes	(1,209,698)	-26.9%	2,208,308	34.6%
Provision for Income Taxes	$-	0.0%	$63,259	1.0%
Net (Loss) Income	(1,209,698)	-26.9%	2,145,049	33.6%

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consist of all sales to customers, net of returns. Our net sales for the nine months ended September 30, 2020 decreased by 29.6% to $4,493,061 from $6,379,259 in the nine months ended 2019. All net sales for all periods presented were generated entirely from our Munn Works subsidiary. The declining performance in the hospitality industry from the COVID-19 pandemic has caused a decline in our revenues. As the economy improves from the COVID-19 decline, we believe that the recovery will drive our revenues back to our normal operating levels.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For nine months ended September 30, 2020, gross profit decreased to $668,024 from $2,064,164 for nine months ended 2019. Gross profit as a percentage of net sales decreased to 14.9% for nine months ended September 30, 2020 from 32.4% in the nine months ended September 30, 2019, primarily driven by lower sales volume and less frequent materials purchases, coupled with the Company retaining direct labor employees (to comply with payroll protection plan loan forgiveness criteria). Employee and compensation levels are expected to be maintained; however, it is not certain at this time whether the loan will be forgiven. In addition, there is a decrease in percentage of sales generated from our third-party warehouses in China which is historically more profitable for our business. Margins from period to period and can vary based on the profitability of each individual job. In 2020, the Company worked on several large contracts that were less profitable than the previous year. Major components and cost drivers of our cost of sales is influenced by the cost of materials, shipping, overhead, and labor costs.

Stock based compensation has increased due to the company’s adoption of its incentive plan and issuance of options and warrants during the quarter. On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 shares of common stock available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards.

Selling, General and Administrative expenses, including the costs of operating our corporate office, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Selling, General and Administrative expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with corporate and property and equipment and impairment of long-lived assets. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. For nine months ended September 30, 2020 , Selling, General and Administrative expenses increased to $1,443,276 from $1,377,104 in the nine months ended September 30, 2019. The increase was attributable to an increase in professional and consulting fees to assist the Company in financial reporting. In addition, the company increased its bad debt allowance during the nine months ended September 30, 2020 by $50,000.

Selling, General and Administrative expenses expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For nine months ended September 30, 2020 , selling, general and administrative expenses as a percentage of net sales increased 12% to 32.1% in the nine months ended September 30, 2020 from the 21.6% in the nine months ended September 30, 2019. The company incurred an increase in professional fees and bad debt expense of $50,000 in 2020 and generated significantly less revenues from the impact of COVID-19.

We recorded net loss of $1,209,698 in the nine months ended September 30, 2020, compared to net income of $2,145,049 in the nine months ended September 30, 2019. The significant net loss in 2020 was from a decline in revenues and margins due to the impact of COVID-19, an increase in stock-based compensation, an increase in bad debt expense, and an increase in professional fees. In addition, the company reported a gain on legal settlement in the amount of $1,520,398 during the nine months ended September 30, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Net Sales	$1,560,633		$2,775,848
Cost of Goods Sold	1,482,455	95.0%	1,600,287	57.7%
Gross Profit	78,178	5.0%	1,175,561	42.3%

Stock based compensation	279,707	17.9%	-	0.0%
Research and development	48,307	3.3%	-	0.0%
Selling. General and Administrative Expenses	645,131	41.3%	740,038	26.7%
Total Operating expenses	973,145	62.4%	740,038	26.7%
Operating Income	(894,967)	-57.3%	435,523	15.7%
Other Income (Expense)
Gain on settlement	-	0.0%	-	0.0%
Other income	235	0.0%	850	0.0%
Total Other Expense	235	0.0%	850	0.0%
Income Before Provision for Income Taxes	(894,732)	-57.3%	436,373	15.7%
Provision for Income Taxes	$-	0.0%	$-	0.0%
Net Income	(894,732)	-57.3%	436,373	15.7%

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consist of all sales to customers, net of returns. Our net sales for the three months ended 2020 decreased by 43.8% to $1,560,633 from $2,775,848 in the three months ended 2019. All net sales for all periods presented were generated entirely from our Munn Works subsidiary. The declining performance in the hospitality industry from the COVID-19 pandemic has caused a decline in our revenues. As the economy improves from the COVID-19 decline, we believe that the recovery will drive our revenues back to our normal operating levels.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For three months ended 2020, gross profit decreased to $78,178 from $1,175,561 for three months ended 2019. Gross profit as a percentage of net sales decreased to 5.0% for three months ended 2020 from 41.3% in three months ended 2019, primarily driven by the Company retaining direct labor employees (to comply with payroll protection plan loan forgiveness criteria) Employee and compensation levels are expected to be maintained, however, it is not certain at this time whether or not the loan will be forgiven. Fixed overhead costs remained consistent; however, revenue was significantly down for the quarter, causing a negative impact to our margins. In addition, there is a decrease in percentage of sales generated from our third-party warehouses in China which is historically more profitable for our business. Margins from period to period and can vary based on the profitability of each individual job. In 2020, the Company worked on several large contracts that were less profitable than the previous year. Major components and cost drivers of our cost of sales is influenced by the cost of materials, shipping, overhead, and labor costs.

Stock based compensation has increased due to the company’s adoption of its incentive plan and issuance of options, shares, and warrants during the nine months ended September 30, 2020. On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 shares of common stock available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards.

Selling, General and Administrative expenses, including the costs of operating our corporate office, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Selling, General and Administrative expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with corporate and property and equipment and impairment of long-lived assets. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. For three months ended September 30, 2020, Selling, General and Administrative expenses decreased to $645,401 from $740,038 in three months ended September 30, 2019. The decrease was attributable to the company incurring an increase in advertising costs and certain one-time non-recurring expenses in the prior nine months ended September 30, 2019.

Selling, General and Administrative expenses expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For the three months ended September 30, 2020, selling, general and administrative expenses as a percentage of net sales increased 17.8% from 26.7% for the three months ended September 30, 2019 to 44.4% for the three months ended September 30, 2020. The company incurred an increase in professional fees and bad debt expense of $50,000 in 2020 and generated significantly less revenues from the impact of COVID-19.

We recorded net loss of ($894,732) in the three months ended September 30, 2020, compared to net income of $436,373 in the three months ended September 30, 2019. The significant net loss in 2020 was from a decline in revenues and margins due to the impact of COVID-19, an increase in stock-based compensation, an increase in bad debt expense, and an increase in professional fees.

Liquidity and Capital Resources

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net Cash Provided by (Used in) Operating Activities	$(126,749)	$542,335
Net Cash Provided by (Used in) Investing Activities	(154,058)	(10,826)
Net Cash Provided by (Used in) Financing Activities	5,148,312	(496,524)
Net increase in cash and cash equivalents and restricted cash	4,867,505	34,985
Cash and cash equivalents at beginning of year	1,029,936	793,766
Cash and cash equivalents at end of year	5,897,441	828,751

For the nine months ended September 30, 2020, used in operating activities was ($126,749) compared with cash provided by operating activities of $542,335 for the nine months ended September 30, 2019. Our operating cash inflows include cash received primarily from sales of our product and collections of our accounts receivable. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, and employee compensation. The major operating activities that reduced cash in the nine months ended September 30, 2020 was a decrease of accounts payable and accrued expenses of $152,864, increase in prepaid expenses of $22,398, and a decrease of deferred revenue of $498,364. The major operating activity that provided cash for the nine months ended September 30, 2020 was from a decrease of accounts receivable of $1,443,706.

In the nine months ended September 30, 2020 , net cash used in investing activities was ($154,058) as compared to cash used in investing activities of ($10,826) in the nine months ended September 30, 2019. The increase in cash used was mainly attributable to purchases of machinery and equipment to improve our domestic facility.

In the nine months ended September 30, 2020 , cash provided by financing activities was $5,148,312, as compared to cash used in financing activities of ($496,524) in the nine months ended September 30, 2019. The major financing activities that provided cash in nine months ended September 30, 2020 were proceeds received from the application of a payroll protection plan loan and proceeds received from the equity offering that occurred during the quarter.

Working Capital. We had a working capital of $5,400,756 at September 30, 2020, an increase of $4,672,064 from a working capital of $728,692 as of December 31, 2019. The increase in working capital is attributable from an increase in cash of $4,867,505, an increase of inventory of $90,212, a decrease of deferred revenue of $498,364 and a decrease of accounts payable and accrued expenses of $725,665 offset by a decrease in accounts receivable of $1,493,706, and an increase of payroll protection plan loan of $296,827.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2020	2021-2023	2024-2025	Thereafter
Capital lease obligations (1)	$17,261	1,212	7,280	7,280	1,489
Operation lease obligations	515,000	72,800	160,800	160,800	120,600
Notes payable (2)	120,000	30,000	30,000	30,000	30,000
Total	652,261	104,012	198,080	198,080	152,089

(1) The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $13,400.

(2) In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two. In June of 2020, the Company made its first required payment in the amount of $37,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue and Cost Recognition. On January 1, 2018, the Company adopted accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method for all customer contracts not yet completed as of the adoption date. The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements.

The Company recognizes revenue when the performance obligations in the client contract has been achieved. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

1)       Identify the contract with a customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)       Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation. The Company promises to design, manufacture and sell custom mirrors through contractual arrangements. It was determined that most services within a contract are substantially the same and have the same pattern of transfer to the customer over the term of the agreement and are therefore highly interdependent upon each other. As such, the Company determined that the services within a contract are not separately identifiable in the context of the contract and should therefore be bundled into a single performance obligation.

3)       Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. We evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time. We do not adjust the transaction price for the effects of financing if, at contract inception, the period between the transfer of control to a customer and final payment is expected to be one year or less. The Company establishes pricing for contracts with customers based on a fixed price for a fixed fee. Contracts do not provide for a discount or refund to customers and historically, no discounts or refunds have been given.

4)       Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price based on management’s judgment. The identified promises are considered to be bundled in arriving at the overall promise within the contract. This promise therefore results in one performance obligation, to design, manufacture and sell custom mirrors to our customer, therefore, allocation of the transaction price is not necessary.

5)       Recognize revenue when or as the Company satisfies a performance obligation. Revenue is comprised of projects that are completed within our own facility or from a third-party vendor (Direct Sales). For projects that are completed within our own facility, the Company satisfies performance obligations at over time. For projects that are completed from a third-party vendor, the performance obligation is recognized at a point in time.

For projects that are completed within our own facility, we design, manufacture and sell custom mirrors for hotels and hospitals through contractual agreements. These sales require us to deliver our products within three to six months from commencement of order acceptance. We recognize revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred Revenue represents amounts billed in excess of revenues and profits recognized. Revenues and profits recognized in excess of amounts billed typically does not occur as we will not perform any work in excess of the amount we bill to our customers.

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as “Sales,” and inventory purchased from manufacturers are recorded as Cost of Sales. We are the principal of direct sales because we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. We typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30-90 days of when the products are shipped from the third-party warehouse. Vendor payments are capitalized until completion of the project and are recorded as vendor deposits.

Accounts Receivable. Accounts receivables are non-collateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. The carrying amounts of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes an allowance for doubtful accounts of $100,000 and $50,000 as of September 30, 2020 and December 31, 2019, respectively is adequate.

Inventory. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory is comprised of raw materials that are purchased on the initial start date of a specific project and are capitalized using the percentage of completion method of accounting. We amortize these costs to the associated contract proportion with our percentage of completion on the contract, calculated using a cost-based input method. Capitalized costs are considered impaired when the net contract cost asset plus future costs to complete the contract are less than the remaining revenue to be recognized under the contract. When capitalized costs are impaired, we record a charge to the impairment, impairment charges cannot be reversed. As of September 30, 2020 and December 31, 2019 no impairment charges were recorded and management has determined that an excess and obsolete reserve is not required.

Property and Equipment. Property and equipment are recorded at cost. Depreciation of furniture and fixtures is provided using the straight-line method, generally over the terms of the lease. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment is based on the estimated useful lives of the assets. Machinery and equipment have an estimated useful life of the lesser of term of lease or useful life. Furnitures and fixtures are based the estimated useful life of 7 years.

An asset is disposed of or retired when no future economic benefits are expected to arise from continued use of the asset. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset.

Fair Value of Financial Instruments. The Company records the fair value of assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. FASB ASC 820 establishes a framework for measuring fair value under accounting principles generally accepted in the United States. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. the three levels of the fair value hierarchy under FASB ASC 820 are as follows:

-      Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

-      Level 2 - Valuations based generally on observable inputs for similar assets and liabilities, or identical or similar assets and liabilities in inactive markets.

-      Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Valuation techniques could include the use of discounted cash flow models and other similar techniques

The carrying amounts reported in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of capital lease obligations approximates their carrying value because these financial instruments bear interest at rates that approximate current market rates for loans with similar maturities and credit quality.

Recent Accounting Pronouncements

Recently Adopted. In February 2016, FASB, issued in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use, or ROU, assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all our lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on our statements of income or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation — Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for our company on January 1, 2019. The adoption of this standard did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard did not have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology for financial assets with a methodology that reflects expected credit losses. The new credit losses model must be applied to loans, accounts receivable, and other financial assets. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The adoption of this standard did not have a material impact on our financial statements.

We currently believe that all other issued and not yet effective accounting standards are not relevant to our financial statements.

Recent Developments

Acquisition of SteriLumen and Munn Works. The Company acquired all of the issued and outstanding common shares of SteriLumen pursuant to an Exchange Agreement dated March 26, 2019 among the Company, SteriLumen and the shareholders of SteriLumen in which the SteriLumen shareholders exchanged their SteriLumen common shares for 201,252 shares of Company common stock, of which Laurie Munn, the spouse of our President and a director of the Company received 200,000 shares. The Company acquired all of the issued and outstanding preferred shares of SteriLumen pursuant to an Exchange Agreement dated March 27, 2019 among the Company, SteriLumen and Laurie Munn in which Ms. Munn exchanged all of her SteriLumen Series A preferred shares for 1,800,000 shares of Company common stock and 2,000 shares of Company Series A preferred stock. Upon consummation of this exchange the Company owned 100% of the capital shares of SteriLumen. The Company acquired all of the membership interests in Munn Works pursuant to an Exchange Agreement dated July 1, 2019 among the Company, Munn Works and Laurie Munn in which Laurie Munn exchange her membership interests in Munn Works for 600,000 shares of Company common stock. All of the equity in the Company owned by Laurie Munn has been transferred to The Munn Family 2020 Irrevocable Trust, of which Laurie Munn is the trustee.

Effects of Coronavirus Outbreak. In December 2019, a novel strain of Coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” and “social distancing” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it. On March 20, 2020, the Governor of New York announced a stay at home order to go into effect on March 22, 2020 that has been extended to at least June 6, 2020, unless regions in the state can meet certain criteria related to the Coronavirus. Pursuant to this order, non-essential businesses were forced to close. However, as of the date of this prospectus, our Mount Vernon office is open with most of our employees working from home.

We have taken steps to take care of our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely. We have also taken precautions with regard to employee, facility and office hygiene as well as implementing significant travel restrictions. We are also assessing our business continuity plans for all business units in the context of the pandemic. This is a rapidly evolving situation, and we will continue to monitor and mitigate developments affecting our workforce, our suppliers, our customers, and the public at large to the extent we are able to do so. We have and will continue to carefully review all rules, regulations, and orders and responding accordingly.

We are dependent upon suppliers to provide us with all of the raw materials for products that we manufacture and sell and we are currently dependent on out-sourced manufactures in China to manufacture the SteriLumen Disinfecting System. The pandemic has impacted and may continue to impact suppliers of materials for and manufacturers of certain of our products. As a result, we have faced and may continue to face delays or difficulty manufacturing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for materials and manufacturing, they may cost more, which could adversely impact our profitability and financial condition.

If the current pace of the pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having the virus, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

Although it is difficult to predict the effect and ultimate impact of the Coronavirus outbreak on our business, it is likely that the impact of Coronavirus will adversely affect our results of operations, financial condition and cash flows in fiscal year 2020. See “Risk Factors—Our Business and Operations—Effect of the Coronavirus pandemic.”

Applied UV, Inc. 2020 Omnibus Incentive Plan. On May 4, 2020, we adopted the Plan. Under the Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 600,000 shares of common stock to Company employees, officers, directors, consultants and advisors are available under the Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

Board Options. On February 18, 2020, the Board approved the grant to each member of the Board, on a quarterly basis, of options to purchase 500 shares of the Company’s common stock at an exercise price equal to the greater of $2.50 and the market value per share of the Company’s common stock on the date of the grant. Market value will be determined by an independent valuation company engaged by the Company; provided, however if on the date of grant the Company common stock is listed on a national exchange or quoted on an established quotation system, then market value shall equal the closing price of the Company common stock listed on such exchange or quoted on such quotation system on the trading day immediately prior to the date of the grant. On April 1, 2020, we issued options to purchase 2,000 shares of Company common stock to the Board, of which 1,250 have been cancelled. The options are subject to equal quarterly vesting over a one-year period. On July 1, 2020 we issued an additional 1,000 options to certain Board members. To date 375 of these options have vested. On July 9, 2020, the Board cancelled any further issuance of these quarterly option grants.

Mount Sinai Agreement. On April 20, 2020, SteriLumen entered into the Mount Sinai Agreement pursuant to which Mount Sinai has agreed to conduct a study of the effectiveness of the SteriLumen Disinfecting System in 17 patient bathrooms at Mount Sinai St. Luke’s Hospital in New York, NY. SteriLumen will be responsible for funding the direct and indirect costs of Mount Sinai’s research in the amount of $160,000 plus all of the cost of microbiological testing. To the extent any intellectual property resulting from the research is conceived by Mount Sinai it will be the intellectual property of Mount Sinai and to the extent it is conceived by SteriLumen it will be the intellectual property of SteriLumen. SteriLumen has a 60-day exclusive option to negotiate a license for Mount Sinai’s resulting patent rights if such patent was obtained at SteriLumen’s request and SteriLumen has paid for all the costs in obtaining the patent. If the results of the study contained in Mount Sinai’s final report are used by SteriLumen in a successful regulatory filing or a successful fundraising effort, the Sponsor will be obligated to pay Mount Sinai a fee of $30,000.

Second ResInnova Report. In April 2020, the Company submitted the SteriLumen Disinfecting System to ResInnova for testing on its effectiveness in killing the Coronavirus. ResInnova tested the SteriLumen mirror and drain product lines against OC43. In a Report dated June 30, 2020, ResInnova found the SteriLumen mirror and drain to be greater than 97% and 99.99%, respectively, effective in killing the OC43 human coronavirus in the bathroom sink area. According to ResInnova, it is expected that the Coronavirus will be killed in a similar manner to OC43 since they both are in the Beta genre of coronaviruses. See “Business—Second ResInnova Report” and “Risk Factors—Certain ResInnova Testing Limitations.”

Paycheck Protection Program Loan. On May 4, 2020, Munn Works received $296,287 in net proceeds from a PPP Loan from JP Morgan Chase Bank under the PPP, which was established under the CARES Act and administered by the U.S. Small Business Administration. The proceeds from the PPP Loan will be used in accordance with the terms of the CARES Act program, as described further below.

The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which shall be deferred for the first six months of the term of the loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs for up to an 8-week period after loan origination. Under the terms of the CARES Act, Munn Works can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 8-week period after loan origination and the maintenance or achievement of certain employee levels. No assurance is provided that Munn Works will obtain forgiveness under the PPP Loan in whole or in part.

Reverse Stock Splits. On June 17, 2020 and June 23, 2020, the Company effected a 1 for 5 reverse stock split of its issued and outstanding Common Stock and effected a 1 for 5 reverse stock split of its issued and outstanding preferred stock, respectively (each a “Reverse Stock Split”) by filing on each date an amendment of the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. No fractional shares were issued as a result of a Reverse Stock Split. Any fractional shares that would have resulted from a Reverse Stock Split were rounded up to the nearest whole share. The authorized common stock and preferred stock of the Company was not impacted by the Reverse Stock Splits. Immediately following the Reverse Stock Splits, the Company had outstanding 5,103,319 shares of Common Stock and 2,000 shares of preferred stock. The Company has retrospectively adjusted the 2018, 2019 financial statements for profit per share and share amounts as a result of the reverse stock splits.

Appointment of Executive Officers. On June 30, 2020, the Company entered into employment agreements and appointed the Company’s Chief Executive Officer and Chief Operations Officer.

Non-Employee Director Compensation. On July 9, 2020, the Board approved a compensation package for non-employee directors of the Board. The compensation for non-employee directors include; (i) for each newly appointed director, a one-time issuance of 10,000 shares of restricted common stock which vests evenly on an annual basis over a four year period beginning on January 1 of the next calendar year from the date of issuance; (ii) the annual issuance of 7,500 shares of restricted common stock to each such director which vests in full on January 1 of the next calendar year from the date of issuance; (iii) quarterly cash payments of $6,250 to each such director, commencing November 1, 2020; (iv) the annual issuance of 10,000 shares of restricted common stock to the Chairman of the Board, which vests in full on January 1 of the next calendar year from the date of issuance and (v) the annual issuance of 5,000 shares of restricted common stock to each chairman of the Audit, Nominating, Compensation and Corporate Governance Committees, which vests in full on January 1 of the next calendar year from the date of issuance.

Medical Advisory Board Options. On July 9, 2020, the Board approved the grant to each member of the Medical Advisory Board, on an annual basis, of options to purchase 5,000 shares (10,000 shares to the chairman) of the Company’s common stock at an exercise price of $5.00 per share. The options are subject to equal quarterly vesting over a one-year period. Currently, the Medical Advisory Board consists of two members and does not have a chairman.

Initial Public Offering. On September 2, 2020 the Company completed its initial public offering of 1,000,000 shares of its common at $5.00 per share and on September 3, 2020, the representative of the underwriters exercised its full overallotment option to purchase an additional 150,000 shares of the Company’s common stock at $5.00 per share. The Company received offering proceeds of $4,889,091 which were net of underwriting discounts and expenses. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “AUVI.”

Public Offering. On November 13, 2020 the Company completed its public offering of 1,219,048 shares of its common stock at $5.25 per share and on the same date the underwriter exercised its full overallotment option to purchase an additional 182,857 shares of the Company’s common stock at $5.25 per share. The Company received offering proceeds of $6,575,801.13 which were net of underwriting discounts, fees and expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at September 30, 2020 because of the material weaknesses described below.

There is inadequate segregation of duties consistent with control objectives. Our Company’s management is comprised of a very small number of individuals resulting in a situation where limitations of segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. In addition, management has concluded that there are ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company is a smaller reporting company and therefore not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2020, the Company issued 127,583 shares of restricted common stock to executive officers of the Company pursuant to employment agreements. Their shares will vest over an 18-month period.

Only July 9, 2020, the Company issued 10,000 shares of restricted common stock to each to four newly elected directors. In each case, the shares will evenly vest on an annual basis over a period of four (4) years, with the first vesting to occur on January 1, 2021.

On July 9, 2020, the Company issued 37,500 shares of restricted common stock to its non-employee directors, which vest on January 1, 2021.

On July 9, 2020, the Company issued 10,000 shares of restricted common stock to the Chairman of the Board. The shares will vest on January 1, 2021.

On July 9, 2020, Company issued 5,000 shares of restricted common stock to each of the Chairman of the Audit Committee and the Chairman the Compensation Committee. The shares will vest on January 1, 2021.

On August 28, 2020, the Company issued 59,727 shares of common stock to Carmel, Milazzo & Feil LLP as part of compensation for legal services.

The issuance of the common stock listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

No.	Exhibit No.
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.5	Certificate of Amendment of Certificate of Incorporation filed on June 17, 2020 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.6	Certificate of Amendment of Certificate of Incorporation filed on June 23, 2020 (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.7	Certificate of Amendment of Certificate of Incorporation filed July 14, 2020 (incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.1	Exchange Agreement, dated March 26, 2019, by and among the Registrant, SteriLumen, Inc. and each of the stockholders of SteriLumen, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.2	Exchange Agreement, dated March 27, 2019, by and among the Registrant, SteriLumen, Inc. and Laurie Munn (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.3	Exchange Agreement, dated July 1, 2019, by and among the Registrant, Munn Works, LLC and Laurie Munn (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Warrant, dated April 1, 2020, issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	the Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.6	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.7	Agreement, dated April 20, 2020, by and between Icahn School of Medicine at Mount Sinai and SteriLumen, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated June 30, 2020, by and between the Registrant and Keyoumars Saeed (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File no. 333-239892) filed with the SEC as of July 16, 2020).

10.9	Employment Agreement, dated June 30, 2020, by and between the Registrant and James L. Doyle III (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.10	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.11	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.12	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.13	CFO Consulting Agreement, dated July 15, 2020, by and between the Registrant and Joseph Himy (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: November 16, 2020	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Joseph Himy
Joseph Himy
Interim Chief Financial Officer