Form 10-Q/A
period 2020-09-30
Applied UV, Inc.
filed 2020-12-15
CIK 1811109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-39480

APPLIED UV, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4373308
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

150 N. Macquesten Parkway

 Mount Vernon, NY 10550

 (Address of principal executive offices)

(914) 665-6100

 (Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A (the “10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as originally filed with the Securities and Exchange Commission on November 16, 2020 (the “Original Form 10-Q”).

The purpose of the 10-Q/A is to disclose financial information and certain cover page information of the Original Form 10-Q in XBRL format, which were not disclosed in the Original Form 10-Q. No additional changes, revisions, or updates have been made to the original Form 10-Q in this 10-Q/A. This Amendment No. 1 to the Original Form 10-Q speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6. EXHIBITS

Index to Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 _________________

* Previously included in the Original Form 10-Q for the quarterly period ended September 30, 2020, filed with the Securities and Exchange Commission on November 16, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: December 15, 2020	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Date: December 15, 2020	By:	/s/ Joseph Himy
Joseph Himy
Interim Chief Financial Officer