Form 10-K
period 2020-12-31
Applied UV, Inc.
filed 2021-03-30
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

APPLIED UV, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4373308
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 N. Macquesten Parkway

Mount Vernon, NY 10550

(Address of registrant’s principal executive offices)

Registrant’s telephone number: (914) 665-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	AUVI	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☐  No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☒  No: ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020: N/A.

At March 30, 2021, the registrant had 9,339,984 shares of common stock, par value $0.0001 per share, outstanding.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our ability to continue as a going concern;
•	our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;
•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to grow net revenue and increase our gross profit margin;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our dependence on the growth in demand for our products;
•	our ability to compete with larger companies with far greater resources than we have;
•	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;
•	our ability to retain key members of our senior management;
•	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and
•	our ability to maintain our listing on The Nasdaq Capital Markets.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and file as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “Applied UV,” “we,” “us,” and “our” refer to the combined business of Applied UV, Inc., a Delaware corporation and its wholly-owned subsidiaries, SteriLumen, Inc., a New York corporation (“SteriLumen”) and Munn Works, LLC, a New York limited liability company (“MunnWorks”).
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Corporate History

The Company was incorporated in Delaware on February 26, 2019 for the purpose of acquiring all of the equity of SteriLumen and MunnWorks. The Company acquired all of the capital stock of SteriLumen in March of 2019 pursuant to two exchange agreements in which the stockholders of SteriLumen exchanged all of their shares in SteriLumen for shares of common stock in the Company. The Company acquired all of the membership interests in MunnWorks in July of 2019 pursuant to an exchange agreement in exchange for shares of common stock of the Company. The Company conducts all of its operations through SteriLumen and MunnWorks. The Company’s current acquisition strategy is to acquire disinfection device companies or other complimentary medical businesses that allow us to demonstrate the effectiveness of the SteriLumen Disinfection System and devise and test new products, while achieving revenue and earnings growth.

On February 8, 2021 we acquired substantially all of the assets of Akida Holdings LLC (“Akida”) for $901,274.96 in cash and 1.375 million shares of our common stock and no assumption of any long term debt or non-operating liabilities pursuant to an Asset Purchase Agreement dated February 8, 2021 among the Company, SteriLumen, Akida and Akida’s members (the “Acquisition”). Prior to the Acquisition, Akida was the manufacturer of the Airocide™ system of air purification technologies, originally developed by NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines.

The Airocide air purification products complement those of SteriLumen, and the distribution agreement with Akida proved successful as Akida saw significant increase in sales during the pandemic. The Akida distribution agreement helped us understand and appreciate the impact and import placed on air disinfection by the customer base we were beginning to engage. The company witnessed some key demand drivers first hand that could be profitably monetized if Akida had access to more working capital. We plan to build a path to a faster time to units and revenues through our supply chain optimization and investment in marketing to boost distribution. Akida's revenue for the full calendar year 2020 was approximately $4.7 million with EBITDA of approximately $921,000.

Our principal executive offices are located at 8480 East Orchard Road, Suite 2400, Greenwood Village, CO 80111and our telephone number is 720-531-4152. The Company currently has 37 employees, including executive officers, all of which are fulltime. Our website address is www.applieduvinc.com. The information contained therein or accessible thereby shall not be deemed to be incorporated into this Prospectus.

SteriLumen

Business Overview. SteriLumen was incorporated on December 8, 2016 in New York. SteriLumen develops and may acquire medical devices that eliminate pathogens that may cause healthcare-acquiured infections (HAIs) for distribution primarily to facilities that have high customer turnover such as hospitals, assisted living facilities, doctors’ offices and walk-in clinics as well as hotels, cruise lines, schools, airplanes and other public spaces. SteriLumen has developed and designed a unique, patented and automated disinfecting system that relies on high powered LEDs in the “C” range of the ultraviolet spectrum (UVC) that are designed into devices that work with bathroom fixtures “SteriLumen Disinfecting System”), which we believe will be effective in reducing HAIs caused by viruses, bacteria, fungi and other pathogens, including the coronavirus causing COVID-19 and other human viruses around the bathroom sink and other high-touch, pathogen intensive surfaces..

The SteriLumen Disinfecting System was initially developed by Max Munn while working with NBBJ1, a global architectural firm, and Healthcare Surface Consultants (“HSC”)2. SteriLumen owns all of the patents and other intellectual property with respect to the SteriLumen Disinfecting System and NBBJ and HSC have waived any claims they may have to any interest in the SteriLumen Disinfecting System. The SteriLumen Disinfecting System has five product lines: (i) disinfecting back-lit mirror that replaces the typical mirror (and wall lighting) found above the sink in a public facility bathroom (in development); (ii) disinfecting drain device (on market); (iii) disinfecting shelf that can be installed above a sink, beneath an existing bathroom mirror, or above other high-contamination risk surfaces (on market); (iv) mirrored medicine cabinet for residential use (in development) and (v) retrofit kit (in development). The Company has received confirmation from the U.S. Food & Drug Administration that the SteriLumen Disinfecting System is not a “device” under Section 201(h) of the FDA Act and therefore the Company is not required to comply with the requirements of the FDA Act. However, SteriLumen’s devices are in compliance with the FDA’s March 2020 “Enforcement Policy for Sterilizers, Disinfectant Devices, and Air Purifiers. During the COVID-19 Public Health Emergency”. In addition, the disinfecting shelf (SteriLumen Ribbon) and drain (SteriLumen Drain) systems have received certification from Underwriters Laboratories (UL), the global leader in product safety testing and certification.

[1]American Journal of Infection Control (“AJIC”)
2AJIC

During the last three years SteriLumen has focused on design, development, and manufacturing of the SteriLumen Disinfecting System and has evolved the system to incorporate an application (Clarity D3™) for remote monotiring and management of, and reporting from the devices. The disinfection technology together with the application comprise SteriLumen’s Data Driven Disinfection™ platform which we believe to be the first and only safe, simple, and validated connected platform of its kind on the market.

We pursue validation of our platform in both laboratory and real clinical settings. Initial devices were independently tested in 2020 at ResInnova Laboratories, an International Antimicrobial Council certified BSL-2 testing facility. The disinfecting mirror and disinfecting drain devices were found to be effective in killing (3- 4 log reductions) the most infectious and clinically important pathogens including C. difficile, methicillin resistant staphylococcus aureus (MRSA), E. Coli, and OC43 human coronavirus, a strain structurally and genetically similar to SARS-CoV-2 and accepted as a surrogate for that virus. The Company is also sponsoring a study at Mount Sinai and its Icahn School of Medicine on the effectiveness of the SteriLumen Disinfecting System in patient bathrooms in a New York hospital in the Mount Sinai system. Mount Sinai has agreed to provide SteriLumen the results of their study in a report to be issued in the fourth quarter of 2021 as well as publishing their results in an academic, peer reviewed journal. The study performed under the Mount Sinai Agreement will be the first test of the SteriLumen Disinfecting System in a real worldhealthcare facility setting.

Since its inception, SteriLumen has devoted substantially all of its efforts to research and development, business planning, recruiting management and sales personnel, raising capital, developing relationships with potential suppliers and creating its own network of professional consultants. SteriLumen and Airocide product lines have manufacturing and assembly suppliers in Connecticut and Georgia in the United States, and Dongguan city in southern China; , and warehousing and distribution suppliers in California. By outsourcing the manufacturing, assembly, warehousing and distribution of our products, we can efficiently focus resources on design, marketing and sales while keeping overhead costs lower.

SteriLumen’s Airocide brands have enjoyed global sales in a variety of industries including healthcare, hospitality, grocery chains, wine making facilities, commercial real estate, schools, dental offices, and homes. As we bring the two brands together, delivering disinfection for both air and surfaces, initial sales efforts are targeting large commercial organizations in the sporting venue and hospitality markets in the US; we believe recent success here will support sales growth in the coming year. We intend to target international markets in Gulf Cooperation Council countries, China and Japan for both product lines, and continue to expand our global distributor network for Airocide

 SteriLumen’s Data Driven Disinfection™ platform includes products with the following attributes:

Focus on high-contamination surfaces Focuses on pathogens that accumulate on the sink area, including handles, faucets, backsplash and in the drain.

Germicidal UVC LEDs. The UVC LEDs in our devices have demonstrated destruction of the most clinically relevant pathogens causing HAIs as well as destructionof SARS-CoV2, the virus causing COVID-19 (99.8% elimination in 5 seconds at a distance of 2cm).

Automatic operation. Built-in programmable controller that ensures operation for the full UVC dosage required daily and is not dependent on manual operation. Its functionality is expandable and may become a source for recurring income through additional data reporting, leasing and maintenance of add-on elements.

Continuous operation. Works in pre-programmed cycles that can be managed by a programmable controller. The motion detectors enclosed within each device allow continuous disinfection of high contamination areas as long as room occupants are within a safe distance of the device. Research has shown that microbes can rebound to pre-disinfection levels within two hours following manual terminal cleaning and disinfection. UVC products generally used for terminal cleaning in patient rooms have helped to reduce infections. Unfortunately, these can only be used after a patient is transferred/discharged and the patient room is vacant.

Safety. Built-in motion detector and sensor automatically shuts off the UVC light when anyone comes within range of the UVC light, eliminating safety concerns about UVC exposure. Once there is no movement in the room for 10 minutes the UVC light comes back on to restart and continue its cycle.

Removable UVC LED panel. The UVC LEDs are installed via removable panel forease of replacement or upgrade. The UVC LEDs are expected to become more powerful over time and users may want to replace the earlier generation UVC LEDs (at an interval and cost not yet determined) with more powerful models as the microbial world continues to change.

Ease of Installation. The unit is easy to install and uses standard electrical wiring.

Data and remote operations. The Clarity D3™ application enables Data Driven Disinfection™ with IOT connectivity using Wi-Fi, Bluetooth, and other RF technology for continuous transmission of use and functionality data for collection and analysis. Clarity D3 provides remote asset management and full visibility into the operation of the SteriLumen devices as well as efficacy reporting on the cycles that have run and subsequent cleanliness status. The app also enables Smart Maintenance, with LED cartridge lifecycle alerts, fault detection/reports and automatic system updates.

SteriLumen Drain. Consists of a stainless-steel pipe that is easily substituted for the ordinary pipe that fits between the bathroom sink drain cover and the C-trap. A UVC LED sits in a one-half inch perforation in the pipe in the plane of the interior of the pipe in order not to disrupt water flow. The UVC light destroys 6 logs (99.9999%) of the most common pathogens, thereby disinfecting the aerosol plume that rises out of the drain when the faucet is turned on.

SteriLumen Ribbon. Can be installed over sinks or other high-touch/contamination risk areas.

Airocide® Product Line

The Airocide technology is based on proprietary air purification designs and methods developed with NASA and the University of Wisconsin and licensed exclusively to the company, now owned by SteriLumen. The core technology is in use on the International Space Station and is based on photo-catalytic oxidation (PCO), a bioconversion process that continuously converts damaging molds, microorganisms, dangerous pathogens, destructive volatile organic chemicals (VOCs) and biological gasses into harmless water vapor.  Unlike other air purification systems that provide “active” air cleaning, ionization or “photo-electrochemical oxidation” Airocide’s nanocoating technology permanently bonds titanium dioxide to the surface of the catalytic bed. This permits the perpetual generation of surface-bound (OH-) radicals over the large surface area created by their advanced geometric design and prevents the generation and release of ozone and other harmful byproducts.  The proprietary formulation and methods for creating the catalyst are the basis of Airocide’s competitive advantage, making it the only consistently robust, highly effective, ozone free PCO technology on the market.

Airocide technology has been cleared by the FDA as a class II medical device, making it suitable for providing medical grade air purification in critical hospital settings such as operating rooms and surgical suites.

SteriLumen will market Airocide® product lines: APS (consumer units) and the GCS and HD lines (commercial units) and will enable the commercial units with Clarity D3™ to bring connectivity, reporting and asset management to our air purification products.

The APS series provides true, low maintenance filterless air purification ideal for residential and small or home office spaces. The GCS series is suitable for larger public spaces and enclosed rooms that may have high occupancy such as waiting rooms and hotel lobbies. The HD series is the most powerful, providing two-stage purification for fast sanitization of industrial spaces such as wine cellars, warehouses and food-processing facilities.

Product line for Hospitals

In October of 2020, we entered into an Exclusive Licensing & Joint Development Agreement with Axis Lighting to commercialize UVC devices for the hospital market. Axis Lighting is one of the largest independent architectural lighting companies in North America and operates a manufacturing facility with on-site design, engineering, and marketing staff to deliver high-performance LED luminaires for general, ambient and task lighting in offices, as well as in commercial and institutional spaces. BalancedCare™ by Axis provides healthcare lighting for wellness, offering patent-pending performance lighting for both visual comfort and functionality. BalancedCare™ addresses a number of requirements of today's complex healthcare environment, including infection control, and is supported and distributed through 98 Axis agents across North America.

Under the agreement, SteriLumen will work with Axis Lighting's BalancedCare™ team to leverage SteriLumen's intellectual property and proprietary know-how to commercialize a range of new LED-based technologies designed for use in the hospital sector. Axis will pay royalties to SteriLumen on sales of the commercial products developed through the collaboration. Our first jointly developed disinfection lighting fixture has completed the design phase and will launch later this year.

Markets

SteriLumen’s Data Driven Disinfection™ platform for surface and air disinfection addresses the pressing need in multiple markets to provide air and surfaces that are safe from disease-causing pathogens. The longevity of the pandemic and the increasing emergence of new strains of coronavirus in addition to other new pathogens creates a new normal where not only healthcare providers and patients, but customers, teachers, students and travelers are expecting disinfection and sanitization measures from employers, retail and hospitality establishments to protect the spaces they visit and occupy. SteriLumen and Airocide devices will help to keep environments safe and reduce the risk of transmission of disease causing pathogens such as coronavirus and healthcare-acquired infections (HAIs).

Pandemic Response and Preparedness

As Bloomberg reported in Dec 2020 (“Unsold U.S. Hotel Rooms Near 1 Billion as Lodging Crisis Deepens”), the coronavirus pandemic has cost hotels in the United States alone more than $46 billion in room revenue in 2020. Data from UBS Advisory Program and market data provider Statista estimates that the drop in foot traffic at US retail stores is down by nearly 35%, and the retail sector stands to lose up to 17% of stores over the next few years. Commercial vacancy rates are down significantly, but according to BOMA’s International Covid-19 CRE Impact Study, 74% of respondents believe in-person office space is vital to conducting successful business operations, validating demand for solutions to create safe office environments that enable employees to return to work.

Hospital Aquired Infections (HAIs)

The Centers for Disease Control (CDC) defines HAIs as infections patients contract, while receiving treatment in a healthcare facility. HAIs are a significant problem in the United States and the cause of an estimated 99,000 deaths annually. The CDC states that preventing HAIs is a national priority, citing the following sobering statistics:

•	approximately 1.7 million people in the United States contract a HAI every year, or 1 out of every 25 hospital patients;
•	an estimated 99,000 people die from HAI’s annually;
•	HAI cost to the healthcare system is $45 billion annually;
•	patients with a HAI spend an average of 6.5 extra days in the hospital; and
•	patients with a HAI are five times more likely to be readmitted and twice as likely to die.

HAI’s are preventable, and the federal government has instituted policies and penalties to ensure this issue is being addressed. In 2009, the Centers for Medicare and Medicaid Services (“CMS”) stopped paying hospital-related reimbursement for patients who acquired a HAI during their hospital stay. In 2011, CMS established fines for facilities with high rates of infection. The effects of reduced reimbursements have seriously impacted healthcare facilities with somereporting a reduction of up to 40% of their total revenue due to lost reimbursement.

Environmental disinfection is an important method in reducing the risk of HAIs. Evidence shows that traditional cleaning methods still leave persistent contamination of environmental surfaces.3 Without question, secondary disinfection technologies are needed for reducing the risk of surface contamination.

A big part of the challenge is controlling the presence of infectious agents in the patient room.

In SteriLumen’s platform for Data Driven Disinfection ™ addresses many of the issues that complicate effective disinfection of patient rooms and other areas at high risk for pathogen contamination including:

Restroom Designs: The bathroom is an area of high contamination. Toilets are located close to the sink and countertops. When flushed, they release a plume of microbial contamination into the air, ultimately landing on surfaces. Healthcare workers, the patient and visitors frequently use this room with many opportunities for acquisition and transmission of microbes throughout the patient care environment. Despite this, during a patient’s stay this room is typically cleaned only once a day.

3AJIC

Materials: Multiple surface materials and textiles cannot all be cleaned and disinfected effectively the same way. Surfaces that are not smooth can leave protective reservoirs for microbes to proliferate in and not be reached by the biocides used to destroy them.

Lack of Time: The average daily patient room disinfection time is 10 minutes (approximately 7 minutes for the main room and 3 minutes for the bathroom).

Despite best cleaning/disinfecting efforts, microbes can continue to thrive on surfaces for days, weeks, and even months.

Facilities understand the limitations of their current approach and are increasingly open to bundled or system-based solutions utilizing a variety of products and processes including “no touch” technology such as SteriLumen. No-touch systems are gaining acceptance by providing additional disinfection to the standard and required manual disinfection protocol described above. Many of these have been successful in addressing areas that may not have been disinfected effectively before. Examples of no-touch products include: (a) Hydrogen peroxide vapor or mist to get disinfectant into areas not always reached in the regular wipe-down, and (b) robotic systems that shine UVC light to kill bacteria. Each of these systems has significant limitations:

Room occupation: Both systems require that the room be unoccupied. As a result, they can only be used for “terminal” disinfection following patient discharge.

Line of sight: UVC systems require “line-of-sight” to the affected areas. Microbes on surfaces outside the line of sight of the light source are not affected. When used in a patient bathroom, for example, UVC robots cannot reach areas such as the inside of the sink bowl, drain, and areas behind the faucet.

The SteriLumen Disinfecting System can operate while the patient room is occupied and does not need human intervention.

UV Science & Technology

Ultraviolet light. Ultraviolet (“UV”) light is one form of electromagnetic energy produced primarily by the sun, although it can also come from man-made sources such as tanning beds and welding torches. UV light is a designated band of light (or electromagnetic energy) with wavelength from 100 to 400 nanometers (nm), which is shorter than visible light but longer than x-rays. UV light has enough energy to break chemical bonds. Due to their higher energies, UV photons can cause ionization, a process in which electrons break away from atoms. The resulting vacancy affects the chemical properties of the atoms and causes them to form or break chemical bonds that they otherwise would not. This can be useful for chemical processing, or it can be damaging to materials and living tissues. This damage can be beneficial, for instance, in disinfecting surfaces, but it can also be harmful, particularly to skin and eyes. UV is generally divided into three sub-bands: UVA, UVB, and UVC. Of the three, UVC has the shortest wavelength, the highest energy, and is most easily absorbed by most organic material.

UVC Disinfection. Using UV light to disinfect is a fast, effective, and safe technique that utilizes UVC. When exposed to UVC light, microorganisms such as bacteria, viruses, fungi, cysts, and mold are affected in a way such that they can no longer multiply, rendering them harmless. UV disinfection can be used on surfaces, in air, and in water. Disinfection performance is a function of the UVC dose applied to the microorganism. While all micro-organisms respond to UVC light in different ways, if given the appropriate dose, which is the product of UVC power multiplied by time, 99.99% of micro-organisms can be killed. Microorganisms such as bacteria, viruses, fungi, cysts, and mold are simple life forms that reproduce by subdivision, budding, or by producing spores. Reproduction of these organisms is vital to their life cycle: loss of their ability to grow and multiply is classified as cellular death, and renders them harmless and no longer pathogenic. When exposing microorganisms to UVC light, the energy generated from UVC light is absorbed into the microbes’ cellular RNA and DNA, damaging nucleic acids and preventing microorganisms from infecting and reproducing. The absorption of UVC energy forms new bonds between nucleotides, creating double bonds or “dimers.” Demineralization of molecules, particularly thymine, is the most common type of damage done to microorganisms by UVC. Formation of thymine dimers in the DNA of bacteria, fungi and viruses prevents replication and the ability to infect. Because UVC disinfection does not rely on chemicals or filtration materials, it can be used effectively and safely in many applications including in drinking water, in air.

LEDs. The traditional approach to generating UV light for disinfection applications has been the mercury discharge lamp, which is a fluorescent bulb without the phosphor coating. Recent advances in LED technology produced novel UV LEDs that generate specific UV wavelengths from solid-state microchips. Miniature, robust, and operating with a low electrical power, UV LEDs, unlike traditional mercury lamps, deliver highly stable output at the specific wavelengths needed for the application. LEDs also allow flexibility in design and can be arranged in a variety of designs includingflat panels, on flexible circuit boards, on the outside of cylinders and elsewhere.

Intellectual Property

Developing and maintaining a strong intellectual property position is an important element of our business. We maintain the intellectual property through a combination of patent protection, trademarks, and trade secrets. We have sought, and will continue to seek, patent protection for our technology, for improvements to our technology, as well as for any of our other technologies where we believe such protection will be advantageous.

As of March, 2021, SteriLumen owned seven issued patents and two pending patent applications in the United States; one issued patent in the European Union and 6 pending patent applications, which are pending in China, the Gulf Cooperation Council (GCC), Hong Kong, Japan, South Korea, and Taiwan.  The company’s pending U.S. patent applications are for Drain Disinfecting Device and method of installing the same and system for neutralizing pathogens on tactile surfaces. The issued patents and pending patent applications cover various aspects of the SteriLumen Disinfecting Systems including disinfection systems embedded into plumbing fixtures and vanity mirrors, and the mechanical components used in conjunction with such mirrors.

On December 3, 2019, SteriLumen received a trademark registration of its trademark or brand name “SteriLumen.”

The Airocide® products are covered by numerous international trademarks as well as 2 issued and one pending United States patents and their counterparts in Australia, Brazil, Canada, China, European Community, Gulf Cooperation Council, Hong Kong, India, Japan, Korea, Mexico, Russian Federation, Taiwan, United Arab Emirates and United Kingdom. The Airocide family of patents protects the design of the consumer unit as well as specific utility of how the device works. The pending and issued patents cover, and are entitled “Photocatalytic Air Treatment System and Method”, “Air Treatment System,” “Air Purification System” and “Air Purification Device”. Certain aspects of the Airocide® technology concerning the specific implementation of the catalyst, reaction chamber, and geometry are covered by trade secret.

SteriLumen will protect and enforce its issued patents, trade secrets, know-how, copyrights, and trademarks, as well as continuing to pursue technological innovation and licensing opportunities, and developing and maintaining its competitive position in the vanity mirror and disinfecting product markets for hospitality, hospital and healthcare facilities. Our success depends in part on SteriLumen obtaining and enforcing patent protection for its products and processes, preserving and maintaining trade secrets, issued patents, copyrights and trademarks, and operating with state-of-the-art technologies while respecting the proprietary rights of third parties, and acquiring licenses for technology or products as may be beneficial to the company.

Our Strategy

AUVI seeks to acquire products, companies and technologies to complement its business in infection control and expand its offerings that protect people and environments from dangerous pathogens. We will also consider select acquisitions in medical devices or equipment that can be sold to the same customer base as our current products, which give us access to significant new markets, or which meet unmet needs in our current markets.

For our SteriLumen subsidiary, we believe that together, SteriLumen and Airocide devices represent safe, effective, unique and patented disinfecting systems that may significantly reduce the number of pathogens found in healthcare, industrial, educational and commercial facilities. Our initial targets for the combined solution of SteriLumen and Airocide are large commercial organizations in the sporting venue and hospitality markets in the United States.

Our goal is to build a company that successfully designs, develops and markets our platform for Data Driven Disinfection which will enable national economies to re-open and provide safe environments during and following the pandemic. Our platform will also be positioned to help decrease the national rate of HAIs. We will seek to achieve this goal by having SteriLumen actively involved in the following activities:

•	Focus on large facilities in hospitality and sporting venues: this market segment has strong incentives to invest in additional disinfection to ensure guests and patrons return and left sales to pre-pandemic levels. Hotels, particularly those wishing to make disinfection, safety, and cleanliness part of their branded experience. In addition, our initial research indicates that the key stakeholders in this market value the asset management and reporting capabilities of our platform and provide key points of differentiation.
•	Secondary focus on healthcare facilities outside of the hospital market: (i) Target infection prevention professionals in healthcare facilities including assisted living and long term care, clinics and ambulatory surgical centers.; (ii) Identify and target facilities that have been fined for high infection rates.
•	Leverage relationships with Environmental Health and Safety organizations who are responsible for employee safety
•	Continue scientific validation: through lab testing and data from real world deployments;publish case studies in peer reviewed journals.
•	Leverage an outsourced supply chain: Leverage an outsourced supply chain for production and warehousing.

Other Market Segments

Beyond healthcare facilities, we are prioritizing our opportunities in additional market segments:

Airplane and Cruise Line Bathrooms. Because of the close quarters inside most airplane cabins, pathogens can easily be spread among passengers, especially on long flights where airplane bathrooms have more use and may not be cleaned before flight’s end. SteriLumen’s Data Driven Disinfection platform could provide an important means for disinfecting airplane bathrooms, keeping track of cleanliness during flights, and decreasing the spread of germs in the airplane cabin.

Schools. Schools and education authorities pay very close attention to disinfection to prevent the spread of influenza as well as other contagious threats. The CDC maintains guidelines for disinfection of schools and many other organizations also advise schools on proper disinfection protocol. SteriLumen’s disinfection systems could find a receptive audience among school facilities managers looking for new solutions to this issue.

Restaurants. Given the need to prevent foodborne illness, restaurants are constantly urging staff to wash their hands and are required by public health authorities to keep their premises as clean and germ-free as possible. SteriLumen could become part of upscale restaurants’ strategy to demonstrate dedication and commitment to customers and health department to reduce the spread of infections within their establishment.

Homes. Our Airocide brands have a strong foothold in the consumer marketplace and we will expand digital marketing activities to gain greater market share.

Competition

Given the uniqueness of the SteriLumen Disinfection Platform, we are not aware of any direct competition. However, there are indirect competitors utilizing UVC in ceiling and robot configurations as well as other no-touch chemical and “fog” disinfection systems.

No-touch Systems. No-touch systems have increased in popularity in recent years as complimentary and add on systems for addressing infection prevention issues following required cleaning and disinfection protocols. These have proven to be effective with a few major drawbacks. They are used only following patient transfer or discharge and cannot be used while the patient room is occupied. Due to the high cost for no touch systems, healthcare facilities generally choose one of several no-touch options, either UVC robots or peroxide vapor. An additional issue exists based on the available time for terminal disinfection if patients are waiting for a room or if staff is simply too busy to move this technology into the room and turn it on and off. Depending on the technology, the disinfecting system may need to be moved into the bathroom (additional cycle time) due to the constraints of the technology.

This system requires approximately 2 hours’ time in a completely sealed off room plus additional time to allow the air to clear before anyone can remove the seals put in place.

UVC systems. UVC disinfection is fast and very effective on surfaces in line of sight. Products on the market include but are not limited to ceiling mounted, wall-mounted, upper air UV disinfection units as well as UVC robots. Larger robot units recommend that their units be moved periodically to address critical areas that may be limited by shadowing or areas outside of the direct line of sight. Typically, the larger robots are used for terminal cleaning when the patient is discharged as a room must be empty to run these units. There are several manufacturers currently developing other products including smaller portable units that could be put in a patient room while the patient is receiving treatment elsewhere in the hospital. The competitive advantage of the SteriLumen system is its use of UVC LEDs. All of the below systems which generate UV light use mercury or xenon bulbs which are inherently dangerous if mishandled.

Peroxide vapor systems. Hydrogen peroxide vapor systems use machines to disperse a concentrated hydrogen peroxide vapor throughout a room. The micro condensation of the system on all surfaces deactivates harmful pathogens. The peroxide condensate breaks down to oxygen and water vapor, which means there is no harmful residue. Like UVC robot systems, peroxide vapor systems cannot be run when a patient is in the room. Furthermore, there is a need to seal the room and for personnel to wear hazmat suits during the disinfection process.

Competition in Air Purification

The Airocide technology is unique in the marketplace, offering numerous advantages over legacy technologies currently on the market such as HEPA filtration methods. Air purifiers relying on filter media, such as HEPA, trap contaminants, but can allow microscopic viruses to pass through unaffected. Ionizers or ozone generators can cause health issues when utilized in confined spaces. Electrostatic filters can quickly become contaminated and rendered ineffective. Unlike these conventional technologies, Airocide relies on a photo-catalytic reaction that enables it to destroy, rather than trap, even the most minute organic impurities in the air. From viruses to mold spores to volatile organic gases, Airocide offers unmatched efficacy in air purification technology as demonstrated in multiple independent laboratory tests.

MunnWorks

MunnWorks was formed on November 9, 2012, as a New York limited liability company. manufactures and supplies fine decorative framed mirrors, framed art, and vanities to primarily to the hospitality market. Max Munn, the President of Applied UV, is also the Chief Executive Officer of MunnWorks and has been involved in related businesses for over 35 years. MunnWorks manufactures its products domestically and overseas. Its domestic manufacturing operations are located in its headquarters in Mount Vernon, New York. MunnWorks supplies the major hotel brands in North America with its products. These brands include Hilton Hotels & Resorts, the various Hyatt branded hotels, the various Marriott branded hotels, Four Seasons Hotels and Resorts and the subsidiary hotel brands for each of these major brands. MunnWorks has a national sales force and an established distribution network for hotels and restaurants in every major market in the United States and has begun to develop a distribution network for the assisted living market. These distribution networks will also be a significant asset for SteriLumen, as those networks will be utilized for the marketing and sales of the SteriLumen Disinfecting System. Additionally, MunnWorks advertises its products in hotel design magazines and participates in major national trade shows. During the last three years, MunnWorks has significantly expanded its sales force, including hiring a vice president of sales, increased investments in advertising, including expanding its presence at industry trade shows and full-page advertising in trade magazines such as Boutique Design and Hospitality Design and establishing a presence on social media outlets such as Facebook, Instagram, and Twitter. MunnWorks currently manufactures approximately 20% to 25% of its products domestically, but expects this to increase to 35% due to increasing lead times, production costs and tariffs associated with manufacturing goods in China. We consider MunnWorks to be a leader in the custom design decorative framed mirror market. Our main competitors are Majestic Mirror located in Miami, Florida and Mirror Image located in Los Angeles who make decorative mirrors for hotels and Electric Mirror located in Seattle Washington who make backlit mirrors that are placed over vanities in the bathroom. None of these competitors have any meaningful domestic manufacturing capability.

On June 25, 2018, MunnWorks filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in order to (i) pursue its appeal of a $1.4 million New York State court judgment arising out of an employment and business dispute with a former employer of Mr. Munn (of which Mr. Munn’s family-owned 50% of the equity) and (ii) preserve its ongoing operations from collection efforts with respect to such judgment. MunnWorks settled the dispute by making a $400,000 cash payment and on June 28, 2019, concluded its Chapter 11 proceedings.

Item 1a. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease and maintain our primary offices and manufacturing facility at 150 N. Macquesten Parkway, Mount Vernon, NY 10550. We also lease offices at 8480 East Orchard Road, Greenwood Village, Colorado 80111. We do not currently own any real estate.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We may in the future receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. To date, we have not been made aware of any actual, pending or threatened litigation against the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Capital Market market under the symbol AUVI since August 31, 2020. Prior to that time there was no public market for our stock. The following table sets forth the high and low sales prices per share of our common stock during each quarter of the last fiscal year since trading began on August 31, 2020 as reported by The Nasdaq Stock Market LLC:

	2020
	High	Low
Third Quarter	$12.99	$5.1374
Fourth Quarter	$10.75	$4.52

Holders

As of December 31, 2020 there were 7,945,034 shares of our common stock issued and outstanding held by 15  stockholders of record. The actual number of stockholders is likely greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers and other nominees.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Transfer Agent

The transfer agent for the common stock is Vstock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Recent Sales of Unregistered Securities

See “Item 11. Executive Compensation—Employment Agreements” below.

Such common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and/or Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was formed on February 26, 2019 for the purpose of acquiring all of the equity of SteriLumen and MunnWorks. The Company acquired all of the capital stock of SteriLumen in March of 2019 pursuant to two exchange agreements in which all of the stockholders of SteriLumen exchanged their shares in SteriLumen for shares of common stock in the Company. The Company acquired all of the equity of MunnWorks in July of 2019 pursuant to an exchange agreement in exchange for shares of common stock in the Company. The Company conducts all of its operations through SteriLumen and MunnWorks.

Sterilumen was formed to engage in the design, manufacture, assembly and distribution of the SteriLumen Disinfecting System for use in hospitals and other healthcare facilities. The Company has received several patent approvals for the SteriLumen Disinfecting System from the United States and the European Union and is in the process of receiving approval from various countries including China, Japan, Taiwan, South Korea and the Gulf Cooperation Council. The technology of the SteriLumen Disinfecting System uses UVC LED embedded in various bathroom fixtures or as a stand alone unit as a disinfection apparatus for use in inhabited facilities for killing airborne bacteria and other pathogens as well as killing bacteria and other pathogens residing on hard surfaces in proximity to the apparatus.

Following the Company’s initial public offering, product development efforts were accelerated. The system’s technology development roadmap, including connected and data-enabled capabilities has been refined and the Clarity D3 application will be launched along with the updated version of the SteriLumen Ribbon (now branded Lumicide™) in the fall of 2021. The Company has also achieved UL certification for both the stand-alone Ribbon, and integrated Drain products, ensuring that we meet requirements of commercial customers who rely on the UL mark as evicence of safety, quality and reliability.

The Company works with distributors to sell both SteriLumen and MunnWorks product lines, and is in the process of signing up new SteriLumen distributors of significant breadth and scale to introduce the SteriLumen products to new markets, including building management, commercial real estate, and environmental health and safety.

MunnWorks is a manufacturer of custom designed fine mirrors specifically for the hospitality industry with one manufacturing facility in Mount Vernon, New York. Our goal is to contribute to the creation of what our design industry clients seek: manufacturing better framed mirrors on budget and on time. As part of our long-term strategy, we have instituted multi-site production for high-value items, complicated designs and finishes. Our headquarters in Mount Vernon, NY serves as the center for multi-country manufacturing. We work with a satellite network of artisans and craftsmen, including gilders, carvers, and old-world finishers.

In addition to our domestic partners, we maintain overseas production capability with on-site MunnWorks employees. Moreover, as company policy, we conduct on-site factory visits for all in-process and outgoing orders, which are observed and checked by a project manager from our home office in Mount Vernon, NY before they leave our overseas partners’ facilities. The combination of quality, innovative, stylish merchandise, and value pricing has led us to develop a loyal customer base.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers;
•	our ability to offer competitive product pricing;
•	our ability to broaden product offerings;
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year Ended December 31, 2020		Year Ended December 31, 2019
Net Sales	$5,732,734		$9,095,150
Cost of Goods Sold	4,723,398	82.4%	6,009,730	66.1%
Gross Profit	1,009,336	17.6%	3,085,420	33.9%

Stock based compensation	687,505	12.0%	—	0.0%
Research and development	310,672	5.4%	—	0.0%
Selling. General and Administrative Expenses	3,324,051	58.0%	1,916,386	21.1%
Total Operating expenses	4,322,228	75.4%	1,916,386	21.1%
Operating Income (Loss)	(3,312,892)	(57.8)%	1,169,034	12.9%
Other Income (Expense)
Gain on settlement	—	0.0%	1,520,398	16.7%
Other income	10,936	0.2%	(15,736)	(0.2)%
Total Other Expense	10,936	0.2%	1,504,663	16.5%
Income (Loss) Before Provision for Income Taxes	(3,301,956)	(57.6)%	2,673,697	29.4%
Provision for Income Taxes	66,854	1.2%	106,861	1.2%
Net (Loss) Income	$(3,368,810)	(58.8)%	$2,566,836	28.2%

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consist of all sales to customers, net of returns. Our net sales for year ended 2020 decreased by 58.7% to $5,732,734 from $9,095,150 in year ended 2019. All net sales for all periods presented were substantially generated from our MunnWorks subsidiary. Revenues and margins were significantly impacted from the suspension of operations of hotels and the impact to the hospitality industry from the COVID-19 pandemic.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For year ended 2020, gross profit decreased 205.7% to $1,009,336 from $3,085,420 for year ended 2019. Gross profit as a percentage of net sales decreased to 17.6% for year ended 2020 from 33.9% in year ended 2019, primarily driven by a significant decrease in sales generated from our domestic manufacturing. Major components and cost drivers of our cost of sales is influenced by the cost of materials, freight, overhead, and labor costs. In order to comply with the payroll protection program foregiveness requirements, the company kept many of their employees and there was significant downtime charged to cost of sales. Direct overhead costs from year to year remained consistent which resulted in higher overhead costs as a percentage of revenue. In addition, the company lowered its prices in order to stay competitive within the market.

Operating expenses, including the costs of operating our corporate office, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as stock based compensation and depreciation and amortization associated with corporate and property and equipment and impairment of long-lived assets. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. For year ended 2020, Operating expenses increased 55.67% to $4,322,228 from $1,916,386 in year ended 2019. The change was primarily driven from an increase in professional fees, office salaries, research and development costs and stock based compensation. During 2020, the company hired a Chief Executive Officer, Chief Operations Officer, Vice President of Global Sales, and Vice President of Product Marketing and Corporate Development. The president of the company also took a $400,000 salary in 2020 that was not taken in 2019.

Net other income was $10,936 in year ended 2020, compared to net other income of $1,504,663 in year ended 2019, representing a decrease of $1,493,727. The decrease from 2019 was primarily due to a gain on settlement of $1,520,399 from the Chapter 11 Bankruptcy Case that was recorded in 2019. As a result of settlement in the bankruptcy case, the Company was able to settle certain liabilities at a significantly reduced amount. The difference between the carrying amount of the liability and the settled amount was recorded as a gain on settlement as other income.

Income tax expense was $66,854 in year ended 2020, compared to income tax expense of $106,801 in year ended 2019, representing a decrease of $40,007. The Company did not have income in 2020 and the amount expensed in 2020 related to a true up adjustment for 2019 taxes owed.

Liquidity and Capital Resources

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net cash provided by (used in) operating activities	$(645,197)	$770,260
Net cash (used in) investing activities	(230,667)	(12,999)
Net cash provided by (used in) financing activities	11,603,858	(521,091)
Net increase in cash and cash equivalents	10,727,994	236,170
Cash and cash equivalents at beginning of year	1,029,936	793,766
Cash and cash equivalents at end of year	11,757,930	1,029,936

In year ended 2020, net cash used in operating activities was $645,197, as compared to cash provided in operating activities was $770,260 in year ended 2019. Our operating cash inflows include cash received primarily from sales of our product and a decrease in accounts receivable of $1,944,805. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that reduced cash in the year ended 2020 was a net loss of $3,368,810, decrease of deferred revenue of $638,234, and an increase in prepaid expenses of $122,562.

In year ended 2020, net cash used in investing activities was $230,667, as compared to cash used from investing activities of $12,999 in year ended 2019. The Company purchased additional equipment, incurred additional patent costs and expended funds on leasehold improvements.

In year ended 2020, cash provided by financing activities was $11,603,858, as compared to cash used in financing activities of $521,091 in year ended 2019. The major financing activity that provided cash for year ended December 31, 2020 was cash received from a payroll protection program loan of $296,827 and cash received from equity raises in the amount of $11,309,510. The major financing activities that used cash in year ended 2019 were repayments for loans of $83,000 and cash paid to settle liabilities subject to compromise of $531,511.

Working Capital. We had working capital of $9,649,096 at December 31, 2020, an increase of $9,154,974 from a working capital of $494,122 as of December 31, 2019. The increase in working capital is attributable from an increase in cash of $10,727,994, an increase of prepaid expenses of $127,859, and a decrease of deferred revenue of $638,234 offset by a decrease in accounts receivable of $1,994,806 and an increase of current payroll protection plan loan of $69,927.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Applied UV, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

F-1

Applied UV, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied UV, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied UV, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company's auditor since 2020.

/s/ Adeptus Partners

Adeptus Partners LLC

Ocean, New Jersey

June 23, 2020, except for Not 16, dated March 30, 2021

Applied UV, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 (As Restated) and 2018

	2019 (As Restated)	2018
Assets
Current Assets
Cash	$1,029,936	$793,766
Vendor deposit	104,517	95,556
Accounts receivable, net of allowance for doubtful accounts	2,227,792	1,977,333
Inventory	99,543	112,113
Loan to shareholder	4,225	103,721
Prepaid expense and other current assets	30,639	—
Total Current Assets	3,496,652	3,082,489
Machinery and equipment, net of accumulated depreciation	34,371	29,493
Right of use asset	614,522	—
Other assets	623,842	—
Total Assets	$4,769,387	$3,111,982

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,238,822	$983,862
Income tax payable	106,861	—
Capital lease obligations-current portion	6,380	6,076
Lease liability-current	133,097	—
Notes payable	37,500	—
Deferred revenue	1,479,870	1,180,159
Total Current Liabilities	3,002,530	2,170,097
Long-term Liabilities
Capital lease obligations - less current portion	15,212	21,592
Note payable-less current portion	120,000	—
Lease liability-less current portion	481,425	—
Liabilities subject to compromise	—	2,336,909
Total Long-Term Liabilities	616,637	2,358,501
Total Liabilities	3,619,167	4,528,598

Stockholders’ Equity
Common stock $.0001 par value, 150,000,000 shares authorized; 5,001,252 shares issued and outstanding, respectively	500	500
Series A voting preferred stock $.0001 par value, 1,000,000 shares authorized; 2,000 shares issued and outstanding	1	1
Retained earnings (Deficit)	1,149,719	(1,417,117)
Total Stockholders’ Equity (Deficit)	1,150,220	(1,416,616)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,769,387	$3,111,982

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2019 (As Restated) and 2018

	2019 (As Restated)	2018
Net Sales	$9,095,150	$7,556,444

Cost of Goods Sold	6,009,730	4,890,012

Gross Profit	3,085,420	2,666,432

Selling. general and administrative expenses	1,916,386	1,913,101

Operating Income	1,169,034	753,331

Other Income (Expense)
Gain on settlement (See Note 12)	1,520,399	—
Other Income	—	2,552
Interest Expense	(15,736)	(35,640)
Total Other Income (Expense)	1,504,663	(33,088)

Income Before Provision for Income Taxes	2,673,697	720,243

Provision for Income Taxes	106,861	—

Net Income	$2,566,836	$720,243

Basic and Diluted Earnings Per Common Share	$0.51	$0.14

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 (As Restated) and 2018

	Preferred Stock		Common Stock
	Series A Voting
	Shares	Amount	Shares	Amount	Retained Earnings	Total Stockholders Equity
Balance, January 1, 2018	2,000	$1	5,001,252	$500	$(2,137,360)	$(2,136,859)
Net income	—	—	—	—	720,243	720,243
Balance, December 31, 2018	2,000	1	5,001,252	500	(1,417,117)	(1,416,616)
Net Income	—	—	—	—	2,566,836	2,566,836
Balance, December 31, 2019	2,000	$1	5,001,252	$500	$1,149,719	$1,150,220

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 (As Restated) and 2018

	2019 (As Restated)	2018
Cash flows from Operating Activities
Net Income	$2,566,836	$720,243
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Stock based compensation	85,000	—
Bad debt expense	—	50,000
Amortization of debt discount	—	18,291
Gain on settlement	(1,520,399)	—
Depreciation and amortization	8,121	6,250
Changes in Assets and Liabilities
Increase in accounts receivable	(250,459)	(855,576)
Decrease (increase) in inventories	12,570	(41,868)
Increase in vendor deposits	(8,961)	(5,661)
(Increase) in prepaid expenses	(146,676)	—
Increase in income taxes payable	106,861	—
Increase (decrease) in accounts payable and accrued expenses	(382,343)	208,851
Increase (decrease) in deferred revenue	299,710	428,031
Total Adjustments	(1,796,576)	(191,682)
Net Cash Provided by Operating Activities	770,260	528,561

Cash Flows From Investing Activities
Purchase of machinery and equipment	(12,999)	(3,865)
Net Cash Used in Investing Activities	(12,999)	(3,865)

Cash Flows From Financing Activities
Payments on capital leases	(6,076)	(5,511)
Increase (decrease) in liabilities subject to compromise	(531,511)	234,746
Loan from (to) officer	99,496	(133,303)
Payments on loans payable	(83,000)	(101,260)
Proceeds from loans payable	—	148,125
Net Cash (Used In) Provided by Financing Activities	(521,091)	142,797

Net Increase in Cash and equivalents	236,170	667,493
Cash and equivalents at January 1,	793,766	126,273
Cash and equivalents at December 31,	$1,029,936	$793,766

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$—	$18,291
Supplemental Non-Cash Items Not Included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$710,075	$—
Initial recognition of operating lease liabilities	$710,075	$—
Supplemental Non-Cash Items
Capitalized stock based compensation for initial public offering costs	$507,805	$—

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

In March 2019, Applied UV, Inc. (the “Company”) was formed and incorporated in the State of Delaware for the intended purpose of creating a legal holding company structure for SteriLumen, Inc. and Munn Works, LLC and any future potential mergers or acquisitions. The then-existing shareholders and members of SteriLumen, Inc. and Munn Works, LLC exchanged all of their interest for shares of Applied UV, Inc. with substantially similar economic voting interests for each shareholder immediately before and after the share exchange. As a result of the share exchange, SteriLumen, Inc. and Munn Works, LLC became wholly-owned subsidiaries of Applied UV, Inc and, collectively referred to as (the “Company”). The combination met the criteria outlined in ASC 850 to be accounted for as a transaction between entities under common control and therefore the financial statements are being presented as if the transfer happened at the beginning of the period and prior year financial information has been retrospectively adjusted to furnish comparative information.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., Munn Works, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Restatement

Restatement of Financial Statements- The Company has restated herein its audited consolidated financial statements for the year ended December 31, 2019. While preparing its annual report for the year ended December 31, 2020 the Company identified an error in the timing of recognizing certain revenues. We erroneously recognized revenues in the amount of $234,570 in the fourth quarter of 2019. For the year ended and as of December 31, 2019, revenue was overstated by $234,570 and deferred revenue was understated by $234,570, respectively. See Note 16 for additional information.

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2019 and 2018, amounts of $37,029 and $459,543, respectively were in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

For the year ended December 31, 2019, the Company had four major suppliers that accounted for approximately 78% of supplies and materials used by the Company and for the year ended December 31, 2018, the Company had three major suppliers that accounted for approximately 76% of supplies and materials used by the Company. The amounts have been recorded as costs of sales in the consolidated statements of income.

Cash and Cash Equivalents

The Company considers all time deposits, certificates of deposit and all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company does not have any cash equivalents at December 31, 2019 and 2018.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are non-collateralized customer obligations due under normal trade terms generally requiring payment within 30-60 days from the invoice date. The carrying amounts of accounts receivable is reduced by a an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes an allowance for doubtful accounts of $50,000 as of December 31, 2019 and 2018 is adequate.

Inventory

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory is comprised of raw materials that are purchased on the initial start date of a specific project and are capitalized using the percentage of completion method of accounting. We amortize these costs to the associated contract proportion with our percentage of completion on the contract, calculated using a cost-based input method. Capitalized costs are considered impaired when the net contract cost asset plus future costs to complete the contract are less than the remaining revenue to be recognized under the contract. When capitalized costs are impaired, we record a charge to the impairment, impairment charges cannot be reversed. As of December 31, 2019 and 2018 no impairment charges were recorded and management has determined that an excess and obsolete reserve is not required.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of furniture and fixtures is provided using the straight-line method, generally over the terms of the lease. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment is based on the estimated useful lives of the assets.

Years
Machinery and equipment	Lesser of term of lease or useful life
Furniture and fixtures	7

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

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

As of December 31, 2019 and 2018, total deferred revenue was $1,479,870 and $1,180,159. As of December 31, 2019, deferred revenue was comprised of work generated from our own Mount Vernon facility of $844,331, work performed at the third-party manufacturer of $598,510 and billings made upfront of $37,029. As of December 31, 2018, deferred revenue was comprised of work generated from our own Mount Vernon facility of $514,280, work performed at the third-party manufacturer of $206,337 and billings made upfront of $459,542. Deferred revenue balances at the beginning of the 2019 and 2018 reporting periods was recognized in full during the years ended December 31, 2019 and 2018, respectively. Each component of deferred revenue is further explained below.

For projects, that are completed within our own facility, we design, manufacture and sell custom mirrors for hotels and hospitals through contractual agreements. These sales require us to deliver our products within three to six months from commencement of order acceptance. We recognize revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred Revenue represents amounts billed in excess of revenues and profits recognized. Total deferred revenue from the input method of accounting was $844,331 and $514,280 as of December 31, 2019 and 2018, respectively. Revenues and profits recognized in excess of amounts billed typically does not occur as we will not perform any work in excess of the amount we bill to our customers. On January 1, 2019, total deferred revenue from the input method of accounting was $204,880.

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as “Sales,” and inventory purchased from manufacturers are recorded as Cost of Sales. We are the principal of direct sales because we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. We typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Vendor payments are capitalized until completion of the project and are recorded as vendor deposits. As of December 31, 2019 and 2018, the vendor deposit balance was $104,517 and $95,556, respectively.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

5)	Recognize revenue when or as the Company satisfies a performance obligation (continued)

Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Deferred revenue from these projects as of December 31, 2019 and 2018 was $598,510 and $206,337, respectively. On January 1, 2019, total deferred revenue from these projects were $255,875. At December 31, 2019 and 2018, there were no losses charged to expense.

There are times that we bill upfront where no work is performed until 30 to 60 days after the deposit is received from our customer. Accordingly, no revenue is recognized and the amounts are deferred. As of December 31, 2019 and 2018, deferred revenue balances related to these invoices were $37,029 and $459,542, respectively. On January 1, 2019, total deferred revenue related to these billings were $291,372.

For the year ended December 31, 2019, the Company generated revenues of $6,394,222 at a point in time and $2,700,928 over time.

For the year ended December 31, 2018, the Company generated revenues of $5,815,970 at a point in time and $1,740,474 over time.

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $1,664,950 and $938,111 for the years ended December 31, 2019 and 2018, respectively.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $218,724 and $265,637, respectively.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. The Company did not incur any research and development expenses during the years ended December 31, 2019 and 2018.

Income Taxes

The Company files income tax returns using the accrual basis of accounting. Income taxes are accounted for under the asset and liability method. Current income taxes are based on the year’s income taxable for federal and state tax reporting purposes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The carrying amount of deferred tax assets is reviewed at each reporting date and reduced to the extend that it is no longer probable that sufficient taxable income will be available to allow all or part of the asset to be recovered.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2019 and 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2018, 2017 and 2016 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

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

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Valuation techniques could include the use of discounted cash flow models and other similar techniques.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2019 and 2018 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of capital lease obligations approximate their carrying value because these financial instruments bear interest at rates that approximate current market rates for loans with similar maturities and credit quality.

Stock- Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC”), Compensation-Stock Compensation (“ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock options, to be recognized in the statements of operations based on their fair values.

Patent Costs

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the U.S. Patent and Trademark Office, or foreign equivalent, issues the patent. As of December 31, 2019 and 2018, we capitalized $60,092 and $0 of patent costs. As of December 31, 2019 and 2018, we have not recorded any amortization expense for these patents.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. There was no warranty accrual as of December 31, 2019 and 2018, respectively.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to the December 31, 2019 balance sheet date, in accordance with ASC 855-10-50, "Subsequent Events", through June 23, 2020, which is the date the consolidated financial statements were available to be issued.

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

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We will modify our disclosures beginning in the first quarter of 2020 to conform to this guidance. We do not expect the adoption of this standard and the associated changes to our disclosures to have a material impact to our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology for financial assets with a methodology that reflects expected credit losses. The new credit losses model must be applied to loans, accounts receivable, and other financial assets. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. We plan to adopt the new standard in the first quarter of 2020 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not believe this guidance will have a material impact on our statements of operations or cash flows.

We currently believe that all other issued and not yet effective accounting standards are not relevant to our financial statements.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 2 - INVENTORY

Inventory consists of raw materials of $99,543 and $112,113 at December 31, 2019 and 2018, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	December 31,
	2019	2018
Machinery and Equipment	$39,583	$39,583
Furniture and Fixtures	16,864	3,865
	56,447	43,448
Less: Accumulated Depreciation	(22,076)	(13,955)
	$34,371	$29,493

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2019 and 2018 was $8,121 and $6,250, respectively.

NOTE 4 - DUE TO AND FROM SHAREHOLDER

As of December 31, 2019 and 2018 the Company loaned its majority shareholder noninterest-bearing advances, which are due upon demand. As of December 31, 2019 and 2018, amounts owed from the Company's majority shareholder was $4,225 and $103,721, respectively.

NOTE 5 - CAPITAL LEASE OBLIGATION

The Company's machinery under a capital lease, which is included in machinery and equipment is summarized as follows:

Machinery and Equipment	$39,583
Less: Accumulated Depreciation	(20,205)
$19,378

Future minimum principal and interest payments under the capital lease agreements as of December 31, 2019, are as follows:

2020	$7,280
2021	7,280
2022	7,280
2023	1,489
Less: Amount representing interest	(1,737)
Present value of future minimum lease payments	21,592
Less: current portion	(6,380)
$15,212

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 6 - LOANS PAYABLE

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

In June of 2018 and June of 2016, the Company received advances from On Deck Capital in the amounts of $150,000 and $100,000, respectively. The June 2016 note matured in one year from the date of issuance and required 52 weekly payments of $2,346. As of December 31, 2019 and 2018, the balance of this note was $0 and interest expense of $3,981 was recorded during the year ended December 31, 2018. The June 2018 note matured in one year from the date of issuance and required 52 weekly payments of $3,605. As of December 31, 2018, the company made no repayments on this note and has an outstanding principal balance of $150,000. As part of the Chapter 11 Bankruptcy, the outstanding principal balance of $150,000 was reclassed to liabilities subject to compromise (note payable- pre-petition) as further described in Note 10 of the financial statements. Accrued interest on this note as of December 31, 2018 was $17,360 and an additional $20,140 was accrued for based on the proof of claim submitted by the note holder. These amounts were also reclassed to liabilities subject to compromise (accounts payable and accrued expenses- pre-petition) as further described in Note 10 of the financial statements. In 2019, the Company paid $18,750, which was 10% of the allowed proof of claim in the Chapter 11 Bankruptcy of $187,500. In addition, the Company was required to pay $157,500 in a five payments in the amount of $30,000 per year, with an additional $7,500 in year two. The Company recognized a gain on extinguishments of $11,250 in relation to the settlement in the year ended December 31, 2019. As of December 31, 2019, the company has an outstanding balance of $157,500.

Minimum obligations under this loan agreement is as follows:

For the year Ending December 31,
2020	$37,500
2021	30,000
2022	30,000
2023	30,000
2024	30,000
$157,500

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 6 - LOANS PAYABLE (continued)

In October of 2017, June of 2017, and September of 2016, the Company received advances from LG Funding, LLC in the amounts of $150,971, $150,990, and $125,990, respectively, in exchange for notes in the amounts of $182,679, $187,228, and $156,228, respectively. On the initial date of the note, the Company accounted for the notes at face value less a discount for the difference between the face value and advances received. The discounts were amortized to interest expense in proportion to the repayments over the total amount loaned. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $48,837 in interest expense in relation to these notes. As of December 31, 2019 and 2018, the loans from this third party consisted of the following:

	December 31,
	2019	2018
October 2017 Note	$—	$87,828
June 2017 Note	—	39,628
September 2016 Note	—	—
Less: Unamortized Discount	—	(22,914)
Current Portion of Long-Term Debt	—	104,542
Less: Notes payable- pre-petition (Liabilities Subject to Compromise)*	—	(104,542)
Current Portion of Long-Term Debt	$—	$—

The Company recognized a gain of $81,000 in 2019 as a result of the Chapter 11 Bankruptcy Case and all remaining outstanding balances were settled in full.

NOTE 7 - STOCKHOLDERS' EQUITY

Series A Preferred Stock

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of shares of Series A Preferred Stock shall not be entitled to any liquidation preference.

Voting

On any matters presented to the stockholders of the corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to vote in an amount equal to 1,000 votes per share. Series A Preferred Stock shall vote as a single class and such voting rights shall be identical in all respects.

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 8 - RELATED PARTY

In February of 2019, the Company engaged Carmel, Milazzo & Feil LLP (the "Firm") to represent and assist the company with all general corporate legal matters including the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 through the Company's intended initial public offering. Ross Carmel, a former board member of Applied UV, is a partner at the firm. The firm will perform services in exchange for three percent of the outstanding shares of the Company's common stock, issued as follows: 1.) One percent due upon execution of the agreement 2.) One percent due up the filing of the Form S-1; and 3.) One percent due upon the SEC declaring the Form S-1 effective. As of December 31, 2019, the company was liable to issue 102,067 shares of common stock to the firm. These shares have not been issued to date and have been recorded as a liability to be settled in stock for an amount of $507,805. Because these legal fees are directly related to the initial public offering, the amount has been capitalized and is included in other assets.

NOTE 9 - LEASING ARRANGEMENTS

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 9 - LEASING ARRANGEMENTS (continued)

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

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate of 5% based on the information available at commencement date in determining the present value of lease payments. On the date of adoption the company recorded a ROU asset and a corresponding lease liability in the amount of $710,075.

On February 7, 2014, the Company entered into a lease agreement in Mount Vernon, New York on a month to month basis. The monthly rent under this arrangement from January 1, 2018 through November 30, 2018 was $10,000 per month, from December 2018 through February 2019 was $11,150 per month. The Company then amended the lease for a term that commenced on April 1, 2019 and expire on the 31st day of March 2024 at a monthly rate of $13,400. Rent expense for the year ended December 31, 2019 and 2018 was $156,300 and $121,150, respectively. The lease can be cancelled by either party with 150 days of written notice.

Schedule maturities of operating lease liabilities outstanding as of December 31, 2019 are as follows:

2020	$160,800
2021	160,800
2022	160,800
2023	160,800
2024	40,200
Total lease payments	683,400
Less: Imputed Interest	(68,878)
Present value of future minimum lease payments	$614,522

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 10 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress, net of progress billings, are as follows as of December 31, 2019 and 2018:

Costs incurred on contracts in progress	$240,732	$255,870
Estimated net earnings thereon	42,403	300,402
Total costs and estimated earnings	283,135	556,272

Billings to date	(1,127,466)	(1,070,552)
Net overbilled	$(844,331)	$(514,280)

Contract Assets	$—	$—
Contract Liabilities (Deferred Revenue)	(844,331)	(514,280)
	$(844,331)	$(514,280)

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

NOTE 11 - SHARE EXCHANGE

On March 26, 2019, March 27, 2019 and July 31, 2019, we and the shareholder of SteriLumen, Inc. and the sole member of Munn Works, LLC, completed the transactions contemplated by three Share Exchange Agreements. Pursuant to the applicable Share Exchange Agreements, SteriLumen, Inc. and Munn Works, LLC transferred to us all assets and liabilities. The shareholders of SteriLumen, Inc. exchanged all of their shares in SteriLumen for 2,000 preferred and 2,001,252 common shares of Applied UV, Inc. The sole member of Munn Works, LLC exchanged all of its membership interest in Munn Works, LLC for 3,000,000 common shares of Applied UV, Inc. As the Share Exchanges were transactions between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchanges.

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 12 - LEGAL (continued)

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 12 - LEGAL (continued)

Liabilities Subject to Compromise (Continued)

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

Pursuant to Bankruptcy Court Order dated May 31, 2019, the Debtor’s Second Amended Chapter 11 Plan dated April 29, 2019 (the “Plan”) was approved and confirmed. The Plan provided treatment for five (5) classes of claims, with the general unsecured claims composing Class 4 Claimants. Under the Plan, Class 4 Claimants, would receive 10% of their Allowed Claim on the Effective Date. As a result of the bankruptcy claim, APF received and settled for $400,000 where a gain on settlement of $1,074,505 was recorded. As described in Note 6 of the financial statements, the Company recorded a total net gain from settlement of debt and gains from its Chapter 11 Bankruptcy case in the amount of $57,640. Other various pre-petition creditors received and settled for a total of $103,761, resulting in a gain on settlement in the amount of $388,253. The entire amount was escrowed on or before May 23, 2019 and paid within 15 days of the effective date of the stipulation. As a result of the transaction, the Company recorded a total gain on settlement of $1,520,398.

NOTE 13 - INCOME TAXES

The provision for federal and state income taxes for the years ended is as follows:

	2019	2018
Current provision:
Federal	$113,786	$—
State	5,671	—
Deferred provision (benefit):
Federal	$(12,110)	$—
State	(486)	—
Total Deferred	(12,596)	—
Total provision for income taxes	$106,861	$—

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 13 - INCOME TAXES (continued)

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes because the Company is subject to state income taxes, deferred income taxes are based on average tax rates and a portion of gifts and meals and entertainment are not tax deductible. A valuation allowance has been provided to reduce deferred tax assets to an amount that is more likely than not to be realized.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

Prior to the share exchange, Munn Works, LLC was taxed as a single member Limited Liability Company for federal and state income tax purposes. As such, the Company will not pay income taxes for earnings prior to the share exchange, as any income or loss will be included in the tax returns of the individual member. Accordingly, no provision is made for income taxes in the financial statements prior to the share exchange.

Effective tax rates differ from the federal statutory rate of 21% applied to income before provision for income taxes due to the following:

	2019	2018
Federal statutory rate times financial statement income	$610,746	$151,251
Less: Tax Rate applied to pre share exchange earnings	(501,233)	(151,251)
Permanent tax basis differences	(7,838)	—
State taxable income	5,186	—

Total provision for income taxes	$106,861	$—

NOTE 14 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: the design, manufacture, assembly and distribution of automated disinfecting systems for use in public spaces, hospitals and other healthcare facilities (disinfectant segment) and the manufacture of fine mirrors specifically for the hospitality industry (hospitality segment). The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

All net sales, cost of goods sold, and other income (expense) was generated or incurred from the hospitality segment of our business. For the years ended December 31, 2019 and 2018, the hospitality segment of our business incurred $1,860,422 and $1,857,240, respectively, of selling, general and administrative expenses. For the years ended December 31, 2019 and 2018, the disinfectant mirror segment of our business incurred $55,963 and $55,861, respectively, of selling, general and administrative expenses.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 14 - SEGMENT REPORTING (continued)

As of December 31, 2019 and 2018, total assets from the hospitality segment of our business amounted to $4,706,535 and $3,090,548, respectively. As of December 31, 2019 and 2018, total assets from the disinfectant mirror segment of our business amounted to $62,852 and $21,434, respectively.

As of December 31, 2019 and 2018, total liabilities from the hospitality segment of our business amounted to $3,581,690 and $4,471,181, respectively. As of December 31, 2019 and 2018, total liabilities from the disinfectant mirror segment of our business amounted to $37,477 and $57,417, respectively.

NOTE 15 - SUBSEQUENT EVENT

Management has evaluated subsequent events through June 23, 2020, the date the financial statements were available to be issued. As a result of the spread of the COVID-19 Coronavirus and the resulting stay-at-home orders issued by the state and local municipalities in which the Company operates, the Company is experiencing reduced sales. The duration of the reduction in sales may be only temporary. However, the related financial impact and duration cannot be reasonably estimated at this time. On April 3, 2020, the Company submitted a Paycheck Protection Program application to Chase Bank for a loan amount equal to $296,287. The amount was approved and the Company has received the funds. The amount will be used to cover payroll costs, rent, and utilities. Employee and compensation levels are expected to be maintained, however, it is not certain at this time whether or not the loan will be forgiven.

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

Max Munn, Chief Executive Officer of the Company is entitled to a five-year warrant to purchase 80,000 shares of the Company’s common stock at an exercise price equal to the greater of $5.00 per share and the per share market value of the Company's common stock at the date of the grant in lieu of cash salary. The issuance of the warrants is contingent upon an initial public offering.

In May of 2020, we adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”), which is effective as of March 31, 2020. Under the Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 600,000 shares of common stock to Company employees, officers, directors, consultants and advisors are available under the Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 (As Restated) and 2018

NOTE 15 - SUBSEQUENT EVENT (continued)

On February 18, 2020 the Board approved the grant to each member of the Board, on a quarterly basis, of options to purchase 500 shares of the Company’s common stock at an exercise price of equal to the greater of $2.50 per share and the per share market value of the Company's common stock on the date of the grant. On April 1, 2020, we issued options to purchase 2,000 shares of Company common stock to the Board, of which 1,250 have been cancelled. The options are subject to equal quarterly vesting over a one-year period.

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

NOTE 16 – RESTATEMENT

The Company has restated herein its audited consolidated financial statements for the year ended December 31, 2019. While preparing its annual report for the year ended December 31, 2020 the Company identified an error in the timing of recognizing certain revenues. We erroneously recognized revenues in the amount of $234,570 in the fourth quarter of 2019. For the year ended and as of December 31, 2019, revenue was overstated by $234,570 and deferred revenue was understated by $234,570, respectively. The tables below summarize the impact of the restatements described above on financial information previously reported on the Company’s Forms S-1 for the year ended December 31, 2019. Certain line items in the financial data below were excluded because they were not impacted by the Restatement.

	December 31, 2019
	As Reported	As Restated
Consolidated Balance Sheets:
Deferred revenue	$1,245,300	$1,479,870
Total Current Liabilities	$2,767,960	$3,002,530
Retained earnings (Deficit)	$1,384,289	$1,149,719
Total Stockholders' Equity (Deficit)	$1,384,790	$1,150,220

	Year Ended December 31, 2019
	As Reported	As Restated

Net Sales	$9,329,720	$9,095,150

Cost of Goods Sold	6,009,730	6,009,730

Gross Profit	3,319,990	3,085,420

Operating Expenses
Research and development	—	—
Stock based compensation	—	—
Selling. General and Administrative Expenses	1,916,386	1,916,386
Total Operating Expenses	1,916,386	1,916,386

Operating (Loss) Income	1,403,604	1,169,034

Other Income
Gain on settlement	1,520,399	1,520,399
Other Income	(15,736)	(15,736)
Total Other Income	1,504,663	1,504,663

(Loss) Income Before Provision for Income Taxes	2,908,267	2,673,697

Provision for Income Taxes	106,861	106,861

Net (Loss) Income	2,801,406	2,566,836

Basic and Diluted (Loss) Earnings Per Common Share	$0.56	$0.51

These errors had a non-cash impact to cash flows from operations, as such, the statement of cash flows for the year ended December 31, 2019 reflects an adjustment to net income and a corresponding adjustment for the change in deferred revenue.

Applied UV, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

Applied UV, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied UV, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied UV, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company's auditor since 2020.

/s/ Adeptus Partners LLC
Adeptus partners LLC

Ocean, New Jersey

March 30, 2021

Applied UV, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2019 (Restated)

	2020	2019 (Restated)
Assets
Current Assets
Cash	$11,757,930	$1,029,936
Vendor deposit	40,800	104,517
Accounts receivable, net of allowance for doubtful accounts	232,986	2,227,792
Inventory	156,290	99,543
Loan to shareholder	—	4,225
Prepaid expense and other current assets	158,498	30,639
Total Current Assets	12,346,504	3,496,652

Machinery and equipment, net of accumulated depreciation	112,804	34,371
Right of use asset	481,425	614,522
Other assets	178,088	623,842
Total Assets	$13,118,821	$4,769,387

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,398,073	$1,238,822
Income tax payable	173,716	106,861
Capital lease obligations-current portion	6,648	6,380
Lease liability-current	139,908	133,097
Payroll protection program loan	69,927	—
Notes payable	67,500	37,500
Deferred revenue	841,636	1,479,870
Total Current Liabilities	2,697,408	3,002,530
Long-term Liabilities
Capital lease obligations - less current portion	8,240	15,212
Note payable-less current portion	90,000	120,000
Lease liability-less current portion	341,517	481,425
Payroll protection program loan-less current portion	226,900	—
Total Long-Term Liabilities	666,657	616,637
Total Liabilities	3,364,065	3,619,167

Stockholders' Equity
Common stock $.0001 par value, 150,000,000 shares authorized; 7,945,034 shares issued and outstanding as of December 31, 2020, and 5,001,252 shares issued and outstanding as of December 31, 2019	795	500
Series A voting preferred stock $.0001 par value, 1,000,000 shares authorized; 2,000 shares issued and outstanding	1	1
Additional paid-in capital	11,973,051	—
Retained earnings (Deficit)	(2,219,091)	1,149,719
Total Stockholders' Equity (Deficit)	9,754,756	1,150,220
Total Liabilities and Stockholders’ Equity (Deficit)	$13,118,821	$4,769,387

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019 (Restated)

	2020	2019 (Restated)
Net Sales	$5,732,734	$9,095,150
Cost of Goods Sold	4,723,398	6,009,730
Gross Profit	1,009,336	3,085,420

Operating Expenses
Research and development	310,672	—
Stock based compensation	687,505	—
Selling. general and administrative expenses	3,324,051	1,916,386
Total Operating Expenses	4,322,228	1,916,386

Operating (Loss) Income	(3,312,892)	1,169,034

Other Income
Gain on settlement	—	1,520,398
Other Income	10,936	(15,736)
Total Other Income	10,936	1,504,663

(Loss) Income Before Provision for Income Taxes	(3,301,956)	2,673,697

Provision for Income Taxes	66,854	106,861

Net (Loss) Income	(3,368,810)	2,566,836

Basic and Diluted (Loss) Earnings Per Common Share	(0.59)	$0.51

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2020 and 2019 (Restated)

	Preferred Stock
	Series A Voting		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders Equity (Deficit)
Balance, January 1, 2019	2,000	$1	5,001,252	$500	$—	$(1,417,117)	$(1,416,616)
Net income (Restated)	—	—	—	—	—	2,566,836	2,566,836
Balance, December 31, 2019	2,000	$1	5,001,252	$500	$—	$1,149,719	$1,150,220
Balance, January 1, 2020	2,000	$1	5,001,252	$500	$—	$1,149,719	$1,150,220
Common stock issued in public offering, net of costs	—	—	2,551,905	256	10,498,021	—	10,498,277
Shares issued to Carmel, Milazzo & Feil LLP	—	—	161,794	16	808,970	—	808,986
Issuance of unvested shares of restricted stock	—	—	230,083	23	(23)	—	—
Stock-based compensation	—	—	—	—	666,083	—	666,083
Net loss	—	—	—	—	—	(3,368,810)	(3,368,810)
Balance, December 31, 2020	2,000	$1	7,945,034	$795	$11,973,051	$(2,219,091)	$9,754,756

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019 (Restated)

	2020	2019 (Restated)
Cash flows from Operating Activities
Net (Loss) Income	$(3,368,810)	$2,566,836
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used In) Provided by Operating Activities
Stock based compensation	687,505	85,000
Bad debt expense	50,000	—
Gain on settlement	—	(1,520,399)
Depreciation and amortization	17,638	8,121
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	1,944,805	(250,459)
(Increase) in inventories	(56,747)	12,570
(Increase) in vendor deposits	63,717	(8,961)
(Increase) in prepaid expenses	(134,596)	(146,676)
Increase in income taxes payable	66,855	106,861
(Decrease) increase in accounts payable and accrued expenses	710,636	(382,343)
(Decrease) Increase in deferred revenue	(638,234)	299,710
Total Adjustments	2,711,579	(1,796,576)
Net Cash (Used in) Provided by Operating Activities	(657,231)	770,260

Cash Flows From Investing Activities
Purchase of machinery and equipment	(96,071)	(12,999)
Cash paid for patent costs	(122,562)	—
Net Cash Used in Investing Activities	(218,633)	(12,999)

Cash Flows From Financing Activities
Payments on capital leases	(6,704)	(6,076)
(Decrease) in liabilities subject to compromise	—	(531,511)
Loan from officer	4,225	99,496
Payments on loans payable		(83,000)
Proceeds for equity raise, net	11,309,510	—
Proceeds from payroll protection plan loan	296,827	—
Net Cash Provided by (Used In) Financing Activities	11,603,858	(521,091)

Net Increase in Cash and equivalents	10,727,994	236,170
Cash and equivalents at January 1,	1,029,936	793,766
Cash and equivalents at December 31,	$11,757,930	$1,029,936

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,133	$—
Supplemental Non-Cash Items
Reclassification from liabilities to be settled in stock to additional paid in capital for shares granted during the period	$808,986	$—
Initial Recognition of operating lease asset resulting from adoption of ASC 842	$—	$710,075
Initial Recognition of operating lease liability resulting from adoption of ASC 842	$—	$710,075
Capitalized stock based compensation for initial public offering costs	$—	$507,805

 See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., Munn Works, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2020 and 2019, amounts of $11,546,724 and $37,029, respectively were in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

For the year ended December 31, 2020, the Company had two major suppliers that accounted for approximately 25.4% of supplies and materials used by the Company and for the year ended December 31, 2019, the Company had four major suppliers that accounted for approximately 78% of supplies and materials used by the Company. The amounts have been recorded as costs of sales in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all time deposits, certificates of deposit and all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company does not have any cash equivalents at December 31, 2020 and 2019.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are non-collateralized customer obligations due under normal trade terms generally requiring payment within 30-60 days from the invoice date. The carrying amounts of accounts receivable is reduced by a an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes an allowance for doubtful accounts of $100,000 as of December 31, 2020 and $50,000 as of December 31, 2019 is adequate.

Inventory

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory is comprised of raw materials that are purchased on the initial start date of a specific project and are capitalized using the percentage of completion method of accounting. We amortize these costs to the associated contract proportion with our percentage of completion on the contract, calculated using a cost-based input method. Capitalized costs are considered impaired when the net contract cost asset plus future costs to complete the contract are less than the remaining revenue to be recognized under the contract. When capitalized costs are impaired, we record a charge to the impairment, impairment charges cannot be reversed. As of December 31, 2020 and 2019 no impairment charges were recorded and management has determined that an excess and obsolete reserve is not required.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of furniture and fixtures is provided using the straight-line method, generally over the terms of the lease. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment is based on the estimated useful lives of the assets.

Years
Machinery and equipment	Lesser of term of lease or useful life
Furniture and fixtures	7

An asset is disposed of or retired when no future economic benefits are expected to arise from continued use of the asset. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

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

As of December 31, 2020 and December 31, 2019, total deferred revenue was $841,636 and $1,479,870. As of December 31, 2020, deferred revenue was comprised of work generated from our own Mount Vernon facility of $233,080 and work performed at the third party manufacturer of $608,576. At December 31, 2019, deferred revenue was $1,479,870 which the entire amount was recognized as revenue during the year ended December 31, 2020. As of December 31, 2019, deferred revenue was comprised of work generated from our own Mount Vernon facility of $844,331, work performed at the third party manufacturer of $598,510 and billings made upfront of $37,029.

For projects, that are completed within our own facility, we design, manufacture and sell custom mirrors for hotels and hospitals through contractual agreements. These sales require us to deliver our products within three to six months from commencement of order acceptance. We recognize revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred Revenue represents amounts billed in excess of revenues and profits recognized. Total deferred revenue from the input method of accounting was $233,080 and $844,331 as of December 31, 2020 and 2019, respectively. Revenues and profits recognized in excess of amounts billed typically does not occur as we will not perform any work in excess of the amount we bill to our customers. On January 1, 2019, total deferred revenue from the input method of accounting was $204,880.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

5) Recognize revenue when or as the Company satisfies a performance obligation (continued)

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as Cost of Sales. We are the principal of direct sales because we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. We typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Vendor payments are capitalized until completion of the project and are recorded as vendor deposits. As of December 31, 2020 and 2019, the vendor deposit balance was $40,800 and $104,517, respectively.

Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Deferred revenue from these projects as of December 31, 2020 and 2019 was $608,576 and $635,540, respectively. On January 1, 2019, total deferred revenue from these projects were $255,875. At December 31, 2020 and 2019, there were no losses charged to expense.

There are times that we bill upfront where no work is performed until 30 to 60 days after the deposit is received from our customer. Accordingly, no revenue is recognized and the amounts are deferred. As of December 31, 2020 and 2019, deferred revenue balances related to these invoices were $- and $37,029, respectively. On January 1, 2019, total deferred revenue related to these billings were $291,372.

For the year ended December 31, 2020, the Company generated revenues of $2,984,655 at a point in time and $2,748,079 over time.

For the year ended December 31, 2019, the Company generated revenues of $6,628,792 at a point in time and $2,466,358 over time.

In October of 2020, we entered into an Exclusive Licensing & Joint Development Agreement with Axis Lighting to commercialize UVC devices for the hospital market. Axis Lighting is one of the largest independent architectural lighting companies in North America and operates a manufacturing facility with on-site design, engineering, and marketing staff to deliver high-performance LED luminaires for general, ambient and task lighting in offices, as well as in commercial and institutional spaces. BalancedCare™ by Axis provides healthcare lighting for wellness, offering patent-pending performance lighting for both visual comfort and functionality. BalancedCare™ addresses a number of requirements of today's complex healthcare environment, including infection control, and is supported and distributed through 98 Axis agents across North America. The Company has not generated any revenues from this contract and is in the process of analyzing the contract to assess whether this arrangement involves joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $1,225,752 and $1,664,950 for the years ended December 31, 2020 and 2019, respectively.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2020 and 2019 was $317,560 and $162,173, respectively.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. The Company incurred $310,672 research and development expenses during the year ended December 31, 2020. The Company did not incur any research and development expenses during the year ended December 31, 2019.

Income Taxes

The Company files income tax returns using the accrual basis of accounting. Income taxes are accounted for under the asset and liability method. Current income taxes are based on the year's income taxable for federal and state tax reporting purposes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The carrying amount of deferred tax assets is reviewed at each reporting date and reduced to the extend that it is no longer probable that sufficient taxable income will be available to allow all or part of the asset to be recovered.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2020 and 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2019, 2018 and 2017 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

Fair Value of Financial Instruments

The Company records the fair value of assets and liabilities in accordance with Financial Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurement. FASB ASC 820 establishes a framework for measuring fair value under accounting principles generally accepted in the United States. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The three levels of the fair value hierarchy under FASB ASC 820 are as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2 - Valuations based generally on observable inputs for similar assets and liabilities, or identical or similar assets and liabilities in inactive markets.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Valuation techniques could include the use of discounted cash flow models and other similar techniques.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2020 and 2019 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of capital lease obligations approximate their carrying value because these financial instruments bear interest at rates that approximate current market rates for loans with similar maturities and credit quality.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock- Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("ASC"), Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock options, to be recognized in the statements of operations based on their fair values.

Patent Costs

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent which is typically 20 years, beginning with the date the U.S. Patent and Trademark Office, or foreign equivalent, issues the patent. As of December 31, 2020 and 2019, we capitalized $182,654 and $60,092 of patent costs. As of December 31, 2020 and 2019, we recorded $4,566 and $0, respectively, of amortization expense for these patents. The amounts are included in other assets on the balance sheet.

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. There was no warranty accrual as of December 31, 2020 and 2019, respectively.

Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to the December 31, 2020 balance sheet date, in accordance with ASC 855-10-50, "Subsequent Events", through March 30, 2021, which is the date the consolidated financial statements were available to be issued.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use, or ROU, assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all our lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on our statements of operations or cash flows.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

Recently Adopted (Continued)

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard and the associated changes to our disclosures did not have a material impact to our financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have its consolidated financial statements.

We currently believe that all other issued and not yet effective accounting standards are not relevant to our financial statements.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 2 – INVENTORY

Inventory consists of raw materials of $156,290 and $99,543 at December 31, 2020 and 2019, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	December 31,
	2020	2019
Machinery and Equipment	$61,083	$39,582
Leasehold improvements	60,223	—
Furniture and Fixtures	33,385	16,865
	154,691	56,447
Less: Accumulated Depreciation	(41,887)	(22,076)
	$112,804	$34,371

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2020 and 2019 was $17,638 and $8,121, respectively.

NOTE 4 – DUE TO AND FROM SHAREHOLDER

As of December 31, 2020 and 209 the Company loaned its majority shareholder noninterest-bearing advances, which are due upon demand. As of December 31, 2020 and 2019, amounts owed from the Company's majority shareholder was $- and $4,225, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATION

The Company's machinery under a capital lease, which is included in machinery and equipment is summarized as follows:

Machinery and Equipment	$61,083
Less: Accumulated Depreciation	(28,023)
$33,060

Future minimum principal and interest payments under the capital lease agreements as of December 31, 2020, are as follows:

2021	$7,280
2022	7,280
2023	1,215
Less: Amount representing interest	(887)
Present value of future minimum lease payments	14,888
Less: current portion	(6,648)
$8,240

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

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

In June of 2018 and June of 2016, the Company received advances from On Deck Capital in the amounts of $150,000 and $100,000, respectively. The June 2016 note matured in one year from the date of issuance and required 52 weekly payments of $2,346. As of December 31, 2019 and 2018, the balance of this note was $0 and interest expense of $3,981 was recorded during the year ended December 31, 2018. The June 2018 note matured in one year from the date of issuance and required 52 weekly payments of $3,605. As of December 31, 2018, the company made no repayments on this note and has an outstanding principal balance of $150,000. As part of the Chapter 11 Bankruptcy, the outstanding principal balance of $150,000 was reclassed to liabilities subject to compromise (note payable- pre-petition) as further described in Note 10 of the financial statements. Accrued interest on this note as of December 31, 2018 was $17,360 and an additional $20,140 was accrued for based on the proof of claim submitted by the note holder. These amounts were also reclassed to liabilities subject to compromise (accounts payable and accrued expenses- pre-petition) as further described in Note 10 of the financial statements. In 2019, the Company paid $18,750, which was 10% of the allowed proof of claim in the Chapter 11 Bankruptcy of $187,500. In addition, the Company was required to pay $157,500 in a five payments in the amount of $30,000 per year, with an additional $7,500 in year two. The Company recognized a gain on extinguishments of $11,250 in relation to the settlement in the year ended December 31, 2019. As of December 31, 2020 and 2019, the company has an outstanding balance of $157,500, respectively.

Minimum obligations under this loan agreement is as follows:

For the year Ending December 31,
2021	$67,500
2022	30,000
2023	30,000
2024	30,000
$157,500

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 6 – LOANS PAYABLE (continued)

In October of 2017, June of 2017, and September of 2016, the Company received advances from LG Funding, LLC in the amounts of $150,971, $150,990, and $125,990, respectively, in exchange for notes in the amounts of $182,679, $187,228, and $156,228, respectively. On the initial date of the note, the Company accounted for the notes at face value less a discount for the difference between the face value and advances received. The discounts were amortized to interest expense in proportion to the repayments over the total amount loaned. For the years ended December 31, 2020 and 2019, the Company recorded $0 in interest expense in relation to these notes. The Company recognized a gain of $81,000 in 2019 as a result of the Chapter 11 Bankruptcy Case and all remaining outstanding balances were settled in full. .

NOTE 7 – STOCKHOLDERS' EQUITY

Series A Preferred Stock

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of shares of Series A Preferred Stock shall not be entitled to any liquidation preference.

Voting

On any matters presented to the stockholders of the corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to vote in an amount equal to 1,000 votes per share. Series A Preferred Stock shall vote as a single class and such voting rights shall be identical in all respects.

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

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

There are 462,500 shares available for future grants under the plans.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

2020 Incentive Plan (Continued)

A summary of the Company’s option activity and related information follows:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price
Options Outstanding at January 1, 2020	—	$—	$—
Granted	137,500	$4.97	$4.97
Expired/cancelled	(750)

Options Outstanding, December 31, 2020	136,750	$4.97	$4.97

Options exercisable, December 31, 2020	6,125	$5.00	$5.00

Share-based compensation expense for options totaling $15,049 was recognized in our results for the year ended December 31, 2020 based on awards vested. There was no option activity prior to December 31, 2019.

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

As of December 31, 2020, there was $307,459 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the year ended December 31, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$4.97
Risk-free interest rate	0.28-0.37%
Volatility	41.4-51.45%
Expected life (years)	5.50
Dividend yield	0.00%

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price
Warrants Outstanding at January 1, 2020	—	$—	$—
Granted	85,000	$5.00	$5.00
Expired	—
Warrants Outstanding, December 31, 2020	85,000	$5.00	$5.00
Warrants exercisable, December 31, 2020	85,000	$5.00	$5.00

Share-based compensation expense for warrants totaling $100,896 was recognized in our results for the year ended December 31, 2020 based on awards vested.

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

As of December 31, 2020, there was no unrecognized compensation expense related to unvested warrants granted under the Company’s share-based compensation plans.

The weighted average fair value of warrants granted, and the assumptions used in the Black-Scholes model during the year ended December 31, 2020 are set forth in the table below.

2020
Weighted average fair value of options granted	$5.00
Risk-free interest rate	0.37-0.89%
Volatility	36.5-41.4%
Expected life (years)	2.50
Dividend yield	0.00%
F-46

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

During the period August 31, 2020 through September 3, 2020, the Company closed on an initial public offering (the “Offering”) in which it sold 1,150,000 shares of common stock (which included the exercise of an over-allotment option to purchase 150,000 shares of common stock) at a public offering price of $5.00 per share. In connection with the Offering, the Company received $5,750,000 less underwriting fees of $517,500 and write-off of capitalized IPO costs in the amount of $341,145, resulting in net proceeds of $4,891,355. The shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on August 28, 2020. Additionally, the Company issued 161,794 shares to Carmel, Milazzo & Feil LLP as partial consideration for legal services in connection with the Offering.

On November 13, 2020, the Company closed on a second public offering (the “Second Offering”) in which it sold 1,401,905 shares of common stock (which included the exercise of an over-allotment option to purchase an additional 182,857 shares of common stock) at a public offering price of $5.25 per share. In connection with the Second Offering, the Company received $7,360,000 less underwriting fees of $625,600 and write-off of public offering costs in the amount of $316,246, resulting in net proceeds of $6,418,155.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. The company did not grant any restricted stock awards in 2019.

In July of 2020, the company granted 230,083 restricted stock awards. Of these awards, 127,583 vest quarterly over an 18 month period with the first date of vesting beingSeptember 30, 2020. As of December 31, 2020, 42,528 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $212,638 of stock based compensation related to these awards during the year ended December 31, 2020.

On July 9, 2020, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2021. As of December 31, 2020, none of the restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $312,500 of stock based compensation related to these awards during the year ended December 31, 2020.

On July 9, 2020, 40,000 restricted stock awards were granted. The restricted stock awards vest evenly over a four year period with the first vesting to occur on January 1, 2021. As of December 31, 2020, none of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $25,000 of stock based compensation related to these awards during the year ended December 31, 2020.

NOTE 8 – RELATED PARTY

In February of 2019, the Company engaged Carmel, Milazzo & Feil LLP (the "Firm") to represent and assist the company with all general corporate legal matters including the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 in connection with the Company's initial public offering. Ross Carmel, a former member of the Company’s Board of Directors, who resigned on May 1, 2020, is a partner at the Firm. The Firm performed legal services in exchange for 161, 794 shares of the Company's common stock.The Company was obligated pursuant to its engagement with the Firm to issue the 161,794 shares of its common stock as follows: 1.) a portion of 102,066 shares of common stock was due on the execution of the engagement agreement and the remainder due upon the filing of the Company’s Form S-1 registration ststement; and 2.) 59,728 shares of common stock due upon the SEC declaring the Form S-1 effective. As of December 31, 2019, the Company was liable to issue 102,066 shares of common stock with a fair market value of $507,805 to the Firm. These shares were subsequently issued in 2020. Upon the effectiveness of the Company’s S-1 registration statement in August of 2020, the Company issued the Firm an additional 59,728 common shares with a fair market value of $298,640.

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 9 – LEASING ARRANGEMENTS (continued)

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

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate of 5% based on the information available at commencement date in determining the present value of lease payments. On the date of adoption the company recorded a ROU asset and a corresponding lease liability in the amount of $710,075.

On February 7, 2014, the Company entered into a lease agreement in Mount Vernon, New York on a month to month basis. The monthly rent under this arrangement from January 1, 2018 through November 30, 2018 was $10,000 per month, from December 2018 through February 2019 was $11,150 per month. The Company then amended the lease for a term that commenced on April 1, 2019 and expire on the 31st day of March 2024 at a monthly rate of $13,400. Rent expense for the year ended December 31, 2020 and 2019 was $171,600 and $156,300, respectively. The lease can be cancelled by either party with 150 days of written notice.

Schedule maturities of operating lease liabilities outstanding as of December 31, 2020 are as follows:

2021	$160,800
2022	160,800
2023	160,800
2024	40,200
Total lease payments	522,600
Less: Imputed Interest	(41,175)
Present value of future minimum lease payments	$481,425

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 10 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress, net of progress billings, are as follows as of December 31, 2020 and 2019:

Costs incurred on contracts in progress	$233,830	$240,732
Estimated net earnings thereon	167,726	42,403
Total costs and estimated earnings	401,553	283,135

Billings to date	(634,633)	(1,127,466)
Net overbilled	$(233,080)	$(844,331)

Contract Assets	$3,973	$—
Contract Liabilities (Deferred Revenue)	(237,053)	(844,331)
	$(233,080)	$(844,331)

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

NOTE 11 – SHARE EXCHANGE

On March 26, 2019, March 27, 2019 and July 31, 2019, we and the shareholder of SteriLumen, Inc. and the sole member of Munn Works, LLC, completed the transactions contemplated by three Share Exchange Agreements. Pursuant to the applicable Share Exchange Agreements, SteriLumen, Inc. and Munn Works, LLC transferred to us all assets and liabilities. The shareholders of SteriLumen, Inc. exchanged all of their shares in SteriLumen for 2,000 preferred and 2,001,252 common shares of Applied UV, Inc. The sole member of Munn Works, LLC exchanged all of its membership interest in Munn Works, LLC for 3,000,000 common shares of Applied UV, Inc. As the Share Exchanges were transactions between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchanges.

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 12 - LEGAL (continued)

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

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 12 - LEGAL (continued)

Liabilities Subject to Compromise (Continued)

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

NOTE 13- MOUNT SINAI AGREEMENT

On April 20, 2020 SteriLumen entered into the Mount Sinai Agreement pursuant to which Mount Sinai has agreed to conduct a study of the effectiveness of the SteriLumen Disinfecting System in 17 patient bathrooms at Mount Sinai St. Luke’s Hospital in New York, NY. SteriLumen will be responsible for funding the direct and indirect costs of Mount Sinai’s research in the amount of $160,000 plus all of the cost of microbiological testing. To the extent any intellectual property resulting from the research is conceived by Mount Sinai it will be the intellectual property of Mount Sinai and to the extent it is conceived by SteriLumen it will be the intellectual property of SteriLumen. SteriLumen has a 60-day exclusive option to negotiate a license for Mount Sinai’s resulting patent rights if such patent was obtained at SteriLumen’s request and SteriLumen has paid for all the costs in obtaining the patent. If the results of the study contained in Mount Sinai’s final report are used by SteriLumen in a successful regulatory filing or a successful fundraising effort, the Sponsor will be obligated to pay Mount Sinai a fee of $30,000. The company has accrued and expensed the entire amount as of December 31, 2020.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 14 - INCOME TAXES

The provision for federal and state income taxes for the years ended is as follows:

	2020	2019
Current provision:
Federal	$53,265	$113,786
State	993	5,671
Deferred provision (benefit):
Federal	$12,110	$(12,110)
State	486	(486)
Total Deferred	12,596	(12,596)
Total provision for income taxes	$66,854	$106,861

There is no current or deferred tax expense for 2020 with the exception of a true up adjustment from the prior year, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2020	2019
Deferred tax assets:
Net operating loss	$299,088	$—
Amortization and start up costs	—	12,596
Stock based compensation	189,883	—
Accrual to cash conversion	367,289	—
Total	856,260	12,596
Valuation allowance	(856,260)	—
Net	$—	$12,596

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes because the Company is subject to state income taxes, deferred income taxes are based on average tax rates and a portion of gifts and meals and entertainment are not tax deductible. A valuation allowance has been provided to reduce deferred tax assets to an amount that is more likely than not to be realized.

Prior to the share exchange, Munn Works, LLC was taxed as a single member Limited Liability Company for federal and state income tax purposes. As such, the Company will not pay income taxes for earnings prior to the share exchange, as any income or loss will be included in the tax returns of the individual member. Accordingly, no provision is made for income taxes in the financial statements prior to the share exchange.

Effective tax rates differ from the federal statutory rate of 21% applied to income before provision for income taxes due to the following:

	2020	2019
Federal statutory rate times financial statement income	$(677,930)	$610,746
Less: Tax Rate applied to pre share exchange earnings	—	(501,233)
Permanent tax basis differences	613	(7,838)
Deferred true up	38,048	—
State taxable income, net	(205,098)	5,186
Change in Valuation allowance	856,520	—
True up	54,258	—
Other	443	—

Total provision for income taxes	$66,854	$106,861

The Company has available net operating loss approximately $1,094,000 for tax purposes to offset future taxable income . Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2017 through 2020 remain open to examination by federal agencies and other jurisdictions in which it operates.

NOTE 15 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: the design, manufacture, assembly and distribution of automated disinfecting systems for use in public spaces, hospitals and other healthcare facilities (disinfectant segment) and the manufacture of fine mirrors specifically for the hospitality industry (hospitality segment). The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 15- SEGMENT REPORTING (CONTINUED)

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

For the year ended December 31, 2020, the company generated and incurred $5,645,998 of net sales, $4,664,938 of cost of goods sold, and other income (expense) of $10,936 from the hospitality segment of our business. For the year ended December 31, 2019, all net sales, cost of goods sold, and other income (expense) was generated or incurred from the hospitality segment of our business. For the year ended December 31, 2020, the company generated $86,736 of net sales, $58,460 of cost of goods sold, and other income (expense) of $0 from the disinfectant mirror segment of our business.

For the years ended December 31, 2020 and 2019, the hospitality segment of our business incurred $2,347,134 and $1,860,422, respectively, of selling, general and administrative expenses. For the years ended December 31, 2020 and 2019, the disinfectant mirror segment of our business incurred $97,691 and $55,781, respectively, of selling, general and administrative expenses.

For the years ended December 31, 2020 and 2019, the hospitality segment of our business incurred $115,946 and $0, respectively, of stock based compensation expense. For the years ended December 31, 2020 and 2019, the disinfectant mirror segment of our business incurred $571,558 and $0, respectively, of stock based compensation expense.

For the year ended December 31, 2020, all research and development costs were incurred from the disinfectant mirror segment of our business. The company did not incur any research and development costs for the year ended December 31, 2019.

As of December 31, 2020 and 2019, total assets from the hospitality segment of our business amounted to $12,655,779 and $4,142,785, respectively. As of December 31, 2020 and 2019, total assets from the disinfectant mirror segment of our business amounted to $463,042 and $626,602, respectively.

As of December 31, 2020 and 2019, total liabilities from the hospitality segment of our business amounted to $2,721,396 and $3,581,690, respectively. As of December 31, 2020 and 2019, total liabilities from the disinfectant mirror segment of our business amounted to $642,669 and $37,477, respectively.

Applied UV, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019 (Restated)

NOTE 16 - PAYROLL PROTECTION PROGRAM

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

Future maturities of the loan payable, if not forgiven, are as follows:

Twelve months ending December 31,
2021	$69,927
2022	69,927
2023	69,927
2024	69,927
2025	17,119
$296,827

NOTE 17- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

While preparing its annual report for the year ended December 31, 2020 the Company identified an error in the timing of recognizing certain revenues.  We erroneously recognized revenues in the amount of $234,570 in the fourth quarter of 2019 and $56,766 in the first quarter of 2020. As of December 31, 2020 and March 31, 2021, deferred revenue was understated by $234,570 and $291,336, respectively. For the year ended December 31, 2020 and the three months ended March 31, 2021, revenue was overstated by $234,570 and $56,766, respectively. For the three months ended June 30, 2020, revenue was understated by $291,336. For the six and nine months ended June 30, 2020 and September 30, 2020, revenue was understated by $234,570. The tables below summarize the impact of the restatements described above on financial information previously reported on the Company’s Forms 10-Q for the periods ended March 31, June 30, and September 30, 2020 and 2019 and on Form S-1 for the year ended December 31, 2019:

NC = No change to the "as reported" amounts

	December 31, 2019		March 31, 2020 (Unaudited)
	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:
Deferred revenue	$1,245,300	$1,479,870	$1,390,540	$1,681,876
Total Current Liabilities	$2,767,960	$3,002,530	$2,836,706	$3,128,042
Retained earnings (Deficit)	$1,384,289	$1,149,719	$1,362,678	$1,071,342
Total Stockholders' Equity (Deficit)	$1,384,790	$1,150,220	$1,363,179	$1,071,843

	June 30, 2020 (Unaudited)		September 30, 2020 (Unaudited)
	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:
Deferred revenue	NC	NC	NC	NC
Total Current Liabilities	NC	NC	NC	NC
Retained earnings (Deficit)	NC	NC	NC	NC
Total Stockholders' Equity (Deficit)	NC	NC	NC	NC

	Year Ended December 31, 2019		Three Months Ended March 31, 2020		Three Months Ended June 30, 2020
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net Sales	$9,329,720	$9,095,150	$1,528,400	$1,471,634	$1,404,028	$1,695,364

Cost of Goods Sold	6,009,730	6,009,730	1,161,813	1,161,813	1,180,769	1,180,769

Gross Profit	3,319,990	3,085,420	366,587	309,821	223,259	514,595

Operating Expenses
Research and development	—	—	—	—	—	—
Stock based compensation	—	—	—	—	101,607	101,607
Selling. General and Administrative Expenses	1,916,386	1,916,386	388,198	388,198	426,677	426,677
Total Operating Expenses	1,916,386	1,916,386	388,198	388,198	528,284	528,284

Operating (Loss) Income	1,403,604	1,169,034	(21,611)	(78,377)	(305,025)	(13,689)

Other Income
Gain on settlement	1,520,399	1,520,399	—	—	—	—
Other Income	(15,736)	(15,736)	—	—	7,497	7,497
Total Other Income	1,504,663	1,504,663	—	—	7,497	7,497

(Loss) Income Before Provision for Income Taxes	2,908,267	2,673,697	(21,611)	(78,377)	(297,528)	(6,192)

Provision for Income Taxes	106,861	106,861	—	—	—	—

Net (Loss) Income	2,801,406	2,566,836	(21,611)	(78,377)	(297,528)	(6,192)

Basic and Diluted (Loss) Earnings Per Common Share	$0.56	$0.51	$—	$(0.02)	$(0.06)	$—

	Six Months Ended June 30, 2020		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net Sales	$2,932,428	$3,166,998	NC	NC	$4,493,061	$4,727,631

Cost of Goods Sold	2,342,582	2,342,582	NC	NC	3,825,037	3,825,037

Gross Profit	589,846	824,416	NC	NC	668,024	902,594

Operating Expenses
Research and development	—	—	NC	NC	65,037	65,037
Stock based compensation	101,607	101,607	NC	NC	381,314	381,314
Selling. General and Administrative Expenses	814,875	814,875	NC	NC	1,443,276	1,443,276
Total Operating Expenses	916,482	916,482	NC	NC	1,889,627	1,889,627

Operating (Loss) Income	(326,636)	(92,066)	NC	NC	(1,221,603)	(987,033)

Other Income
Other Income	7,497	7,497	NC	NC	11,905	11,905
Total Other Income	7,497	7,497	NC	NC	11,905	11,905

(Loss) Income Before Provision for Income Taxes	(319,139)	(84,569)	NC	NC	(1,209,698)	(975,128)

Provision for Income Taxes	—	—	NC	NC	—	—

Net (Loss) Income	(319,139)	(84,569)	NC	NC	(1,209,698)	(975,128)

Basic and Diluted (Loss) Earnings Per Common Share	$(0.06)	$(0.02)	NC	NC	$(0.19)	$(0.18)

These errors had a non-cash impact to cash flows from operations, as such, the statement of cash flows for the periods ended September 30, 2020, June 30, 2020 and March 31, 2020 and year ended December 31, 2019 reflects an adjustment to net (loss) income and a corresponding adjustment for the change in deferred revenue.

NOTE 19- SUBSEQUENT EVENT

On February 8, 2021 Applied UV, Inc. (the “Company”), entered into an asset purchase agreement (the “APA”) by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”), on the one hand, and Akida Holdings LLC, a Florida limited liability company (the “Seller”), and the Seller’s members, Simba Partners, LLC, JJH Holdings, LLC and Fakhruddin Holdings FZC on the other pursuant to which the Purchaser acquired substantially all of the assets of the Seller and assumed certain of its current liabilities and contract obligations, as set forth in the APA (the “Acquisition”). In the Acquisition, the Purchaser acquired all of the Seller’s assets and was assigned of its contacts related to the manufacturer and sale of the Airocide™ system of air purification technologies, originally developed by NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UV-C and a proprietary, titanium dioxide-based photocatalyst that has applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings, and retail sectors. On February 8, 2021 (the “Closing Date”) the transactions contemplated by the APA were completed.

On the Closing Date, the Seller received, as consideration for the Acquisition, the purchase price consisting of (i) $901,275 in cash; and (ii) 1,375,000 shares of the Company’s common stock, par value $0.0001 per share (the “Acquisition Shares”).

Pursuant to the APA, the Seller has given the Company an 18 month right of first refusal to purchase any of the Acquisition Shares proposed to be sold by it or any of its members in excess of 15,000 in any consecutive 5 trading days at a price equal to the average of the closing prices of the Company’s common stock as stated by Nasdaq during the three trading days immediately prior to the date the right of first refusal notice is received by the Purchaser less a discount of five percent (5%).

The following table provides unaudited pro forma results for the years ended December 31, 2020 and 2019, as if the Asset Purchase Agreement consummated on January 1, 2019. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Asset Purchase Agreement been made as of January 1, 2019 or results that may occur in the future.

	2020	2019

Net Sales	$10,975,385	$13,629,416
Net income (loss)	(2,382,994)	2,312,007
Net income (loss) per common share, basic and diluted	(0.42)	0.39

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2020.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

Management has not evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 30, 2021.

Name	Age	Position
Keyoumars Saeed	56	Chief Executive Officer and Director
Max Munn	76	President and Director
James L. Doyle, III	52	Chief Operations Officer
Joseph Himy	51	Interim Chief Financial Officer
Joel Kanter	64	Chairman of the Board
Dr. Eugene A. Bauer, M.D.	78	Director
Dr. Alastair J. Clemow, Ph.D.	69	Director
Dallas C. Hack, M.D	68	Director
Eugene E. Burleson	79	Director

Keyoumars Saeed is our Chief Executive Officer. Mr. Saeed has over 25 years of proven experience in strategic planning, operations, sales and executive management of advanced technologies. A seasoned CEO and senior executive, under his leadership, record of achievement in sales, marketing and operations development, strategic planning, and business development. Mr. Saeed was CEO of Ubiquity LLC from 2011 until June of 2020 where he advised the National Mental Health Innovation Center (NMHIC) and worked with CU Innovations on business partnerships and co development with their technology innovation network (TIN) on virtual and augmented reality to conduct interventions and training protocols and at the University of Colorado Anschutz Medical Center. Previously, Mr. Saeed founded Vital Neuro, Inc. in 2016 and was CEO and a Director from February 2016 until November of 2019 Vital Neuro, Inc. converged machine learning, cloud technologies in a closed feedback system and is an evidence based, proven service relieving employee stress with a personalized 15 minute daily session to a headphone through an app to company subscriber base. Prior to that and until the end of 2015 Mr. Saeed spent three and a half years at Kymeta Corporation, a Bill Gates company, as the EVP of Strategy and development creating a market approach to the connected car strategy, sourcing and securing unique raw materials and industry relations and partnerships. Among several smaller startups, Mr. Saeed Co-founded Open Range Communications in 2004 to deliver broadband to rural and underserved communities in the US. In 2001 Mr. Saeed was instrumental in the launch of the first cellular Blackberry at T-Mobile USA where he was part of the pioneering team introducing the first device converging voice and data to the market in 2001. He spent the worked at AT&T wireless advanced services organization introducing CDPD and converged wireless data through 1999. Mr. Saeed has a BSBA in Business Law and Economics from University of Denver.

Max Munn is the President and a director of the Company and is also CEO of MunnWorks. Mr. Munn has held this position at MunnWorks for over 20 years. Mr. Munn is also Co-chairman of Dieu Donne Inc., a not-for-profit and a leading, world recognized atelier wherein dimensional, handmade paper is utilized in the making of art. Mr. Munn attended MIT from 1961-1966, majored in chemistry and architecture; and received a Bachelor’s of Architecture degree. Mr. Munn also attended Columbia University for post graduate studies from 1966-1968, working toward a Ph.D. in architectural history.

James L. Doyle, III is our Chief Operations Officer. Mr. Doyle has over 28 years’ experience in general management, operations, marketing, sales and consulting. Mr. Doyle has served on the board of Mobilitynext since April of 2018. Mr. Doyle founded Mobilitynext, a nonprofit organization that brings public and private entities together to solve the world’s most challenging transportation and mobility challenges. Mr. Doyle was the President of Panasonic Enterprise Solutions Company (“PESC”) from November 2009 to March of 2018. PESC is a $450 million solution and engineering company focused primarily on North America, but with limited clients in Asia and Europe. This company built complex solutions for Panasonic’s global customers in sports and entertainment, energy, and smart city industries. His clients ranged from the Philadelphia Eagles to MGM to the US Government. Before joining Panasonic, Mr. Doyle was a Consulting Partner with IBM Global Business Services from June 1996 until October 2009. Mr. Doyle led its North American Electronics industry solutions unit, the final role in a thirteen-year span with IBM. Mr. Doyle also served as an Officer in the US Marine Corps, participating in Operation Restore Hope in Somalia. Mr. Doyle has an MBA in Marketing and Decision & Information Systems from Indiana University in 1996 and a BS in Marketing from Syracuse University in 1990.

Joseph N. Himy is our Interim Chief Financial Officer. Mr. Himy is a Director of The CFO Squad, a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services primarily for public companies, since August 2011. From May 2009 until August 2011, Mr. Himy was Chief Financial Officer of Vyteris, Inc., manufacturer of the first active transdermal patch approved by the U.S. Food and Drug Administration for the pain associated with blood draws, intravenous cannulations and laser ablation of superficial skin lesions. Prior to May 2009 and from October 2004, Mr. Himy held various other positions at Vyteris, including Corporate Controller and VP of Finance. Mr. Himy received a B.S. degree in Accounting from Brooklyn College of the City University of New York and is a certified public accountant. Mr. Himy’s accounting and financial and corporate governance experience background enhances the breadth of experience of the board of directors.  Mr. Himy is also Independent Director of Tofutti Brands Inc. and a member of its Audit Committee since October 30, 2013.

Joel Kanter is the Chairman of the Board of the Company. Mr. Kanter serves as President of Windy City, Inc., a privately held investment firm, since July 1986. From 1989 to November 1999, Mr. Kanter served as the President, and subsequently as the President and Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (Nasdaq: WNUT). Walnut Financial’s primary business focus was the provision of various forms of financing to small business including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to mature enterprises. Tower Hill Capital bought the Company in 1999 in a transaction valued at approximately $400 million. From 1978 - 1980, Mr. Kanter served as a Legislative Assistant to former Congressman Abner J. Mikva (D-Ill.).  In that position, Mr. Kanter provided support to Congressman Mikva with respect to activities related to his position on the House Judiciary Committee.  In particular, Mr. Kanter was intimately involved in efforts to reform the Federal Criminal Code.  Mikva subsequently became the Chief Judge of the U.S. Court of Appeals for the District of Columbia Circuit, and then served as White House Counsel to President Clinton. From 1980 - 1983, Mr. Kanter served as Special Assistant to the National Association of Attorneys General.  In that position, he represented the interests of the State Attorneys General in Washington, D.C. in the criminal justice and environmental arenas.  Mr. Kanter serves on the Board of Directors of one currently public company, Magna-Labs, Inc., which was formerly involved in the development of a cardiac MRI device. Mr. Kanter also serves on the boards of several private biotechnology companies. Mr. Kanter is a National Association of Corporate Directors “Governance Fellow.” Mr. Kanter is a current Trustee Emeritus and past President of the Board of Trustees of The Langley School in McLean, Virginia, a former Trustee at the Georgetown Day School in Washington, D.C., and a former Trustee of the Union Institute & University, the Country’s first Online University.

Dr. Eugene A. Bauer, M.D. is a Director of the Company. In 2010, Dr. Bauer co-founded Dermira, a publicly traded specialty biopharmaceutical company acquired by Eli Lilly and Company in 2020. Dr. Bauer served as Chief Medical Officer of Dermira, a wholly-owned subsidiary of Lilly, through March 2020. Prior to founding Dermira, Dr. Bauer served as Director, President and Chief Medical Officer of Pelpin, Inc., a publicly traded specialty pharmaceutical company, from 2008 to 2010. Dr. Bauer served as Chief Executive Officer of Neosil, Inc., a specialty pharmaceutical company, from 2004 to 2008, and he co-founded and served as a member of the board of directors at Connetics, a publicly traded specialty pharmaceutical company, from 1990 to 2006. Prior to initiating his career in industry, Dr. Bauer served as Dean of Stanford University School of Medicine from 1995 to 2001 and as Chair of the Department of Dermatology at Stanford University School of Medicine from 1988 to 1995. Dr. Bauer is Professor Emeritus at Stanford University School of Medicine, a position he has held since 2002. Dr. Bauer was a U.S. National Institutes of Health (“NIH”)-funded investigator for 25 years and has served on review groups and Councils for the NIH. Dr. Bauer has served on the boards of directors of a number of public and private companies, including Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.), First Wave Technologies, Inc., and Kadmon Holdings, Inc. He is member of numerous honorific societies, including the National Academy of Medicine. Dr. Bauer received his B.S. in medicine from Northwestern University and his M.D. from Northwestern University Medical School.

 Alastair J. Clemow, Ph.D. is a Director of the Company. Dr. Clemow currently serves as Chairman of Ensemble Orthopedics, an early-stage company selling an innovative pyro carbon finger joint for the treatment for early state osteoarthritis. From 2010 to 2019, Dr. Clemow served as President and Chief Executive Officer of Regentis Biomaterials, a private company developing an innovative material for cartilage repair. He also held positions of president and chief executive officer in a number of companies that he helped found, including Nexgen Spine, Inc., which developed an artificial spinal disc; Gelifex, Inc., which developed an innovative spinal nucleus replacement implant and which was acquired in 2004 by Synthes Spine, Inc.; and Minimally Invasive Surgical Technologies, Inc., which developed a novel series of implants for minimally invasive total knee replacement and which was acquired in 2005 by MAKO Surgical Corp. From 2000 to 2004, Dr. Clemow served as Principal of Tanton Technologies, Inc., an organization that provided strategic and technical assessment of new medical device opportunities for large, mid-cap, and early-stage development companies. From 1981 to 2000, Dr. Clemow held numerous positions with Johnson & Johnson, including Vice President of Worldwide Business Development for Ethicon Endo-Surgery, Inc.; Vice President of New Business Development for Johnson & Johnson Professional, Inc.; and Director of Research and Development of Johnson & Johnson Orthopedics. In those capacities, Dr. Clemow was responsible for acquiring or developing what today represents billions of dollars of Johnson & Johnson revenue. Dr. Clemow serves or has served on the boards of numerous private and public companies including Aevi Genomics; Encore Medical; Echo Healthcare Acquisition Corp.; BioMedical Enterprises, Inc.; and Kinetic Muscles, Inc. He graduated from the University of Surrey with a Bachelor of Science Degree in metallurgy and Ph.D. in metallurgy and earned his MBA degree from Columbia University in New York.

Dallas C. Hack, M.D., M.P.H. is a Director of the Company.  He is board certified in General Preventive Medicine and Public Health and a Fellow in the American College of Military Public Health. He directed trauma research for the military from 2008 to 2014, with responsibility for more than $2 billion in grant funding. He held numerous military medical leadership positions including Commander of the NATO Headquarters Healthcare Facility, and Command Surgeon at the strategic level during Operations Enduring Freedom and Iraqi Freedom. COL(R) Hack received numerous military awards including the Bronze Star, two Legion of Merit awards, and was inducted as a Distinguished Member of the Military Order of Medical Merit. He has a BA from Andrews University (1972), an MPH from Johns Hopkins University (1995), a MD from Loma Linda University (1976), an MSS from the US Army War College (2004), and a CPE from the Certifying Commission in Medical Management (1997). He was recognized as the Distinguished Alumnus of the Year by Loma Linda University in May 2015. Dr. Hack has an appointment from the School of Medicine, University of Pittsburgh as Adjunct Professor of Neurosurgery and from Virginia Commonwealth University as an Associate Clinical Professor, Department of Physical Medicine and Rehabilitation. After retiring from 28 years of military service in 2015, Dr. Hack has worked with numerous biotechs and non-profits to advance medical research and transition the progress to improved clinical practice.

Eugene E. Burleson is a Director of the Company. He is a private investor and was Chairman of PET DRx Corporation from June 2005 to July 1, 2010, and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of the Board of Directors of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Inc. a developer and operator of assisted living facilities and is on the Board of Deckers Outdoor Corporation Inc. Mr. Burleson served as Chairman of the Board of GranCare Inc. from October 1989 to November 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare Inc. from December 1990 to February 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services Inc. in February 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services in August 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International Inc. (“AMI”), an owner and operator of acute care hospitals. Based in London from May 1981 to June 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson received his early management training at Eastman Kodak from 1963 to 1974. He graduated from East Tennessee State University with a Bachelor of Science Degree in accounting and earned an MBA degree in 1972.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of seven directors, five of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, as set forth below, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Director Independence

Our board of directors are composed of a majority of “independent directors” as defined under the rules of Nasdaq. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Joel Kanter, Dr. Eugene A. Bauer, Dr. Alastair Clemow, Dr. Dallas Hack and Eugene Burleson are all independent directors of the Company.

Board Committees

Our board of directors has established three standing committees, audit committee, compensation committee and nominating and corporate governance committee, each of which operate under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required meeting the corporate governance requirements of the Nasdaq Listing Rules.

Audit Committee

We have established an audit committee consisting of Eugene Burleson, Alastair Clemow and Dallas Hack. Eugene Burleson is the Chairman of the audit committee. In addition, our Board has determined that Eugene Burleson is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee

We have established a compensation committee of the board of directors to consist of Alastair Clemow, Eugene Bauer and Eugene Burleson, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Alastair Clemow is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;
•	administers our equity compensation plans;
•	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Eugene Bauer, Eugene Burleson, Alastair Clemow, Dallas Hack and Joel Kanter. Eugene Bauer is the Chairman of the audit Committee. The audit committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate
•	evaluating nominations by stockholders of candidates for election to our board of directors; and
•	corporate governance matters

Code of Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code is applicable to all of our directors, officers and employees and is available on our corporate website, www.applieduvinc.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

On July 5, 2011, Max Munn filed for bankruptcy pursuant to Chapter 7 of the Bankruptcy Code. Mr. Munn filed for bankruptcy as a result of guarantees made by Mr. Munn of construction loans made by APF Group that were defaulted on in 2008 and 2009 during the financial crisis. Mr. Munn was a principal of APF Group. On January 30, 2012, the Chapter 7 proceedings were concluded.

 On June 25, 2018, MunnWorks filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in order to (i) pursue its appeal of a $1.4 million New York State court judgment arising out of an employment and business dispute with a former employer of Mr. Munn (of which Mr. Munn’s family-owned 50% of the equity) and (ii) preserve its ongoing operations from collection efforts with respect to such judgment. MunnWorks settled the dispute by making a $400,000 cash payment and on June 28, 2019, concluded its Chapter 11 proceedings.

None of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the past two fiscal years for:

•	our principal executive officer or other individual serving in a similar capacity, and
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 whose compensation exceed $100,000.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Executive Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Keyoumars Saeed,	12/31/2020	$87,500	$		446,540(2)	$--	--	$534,04
Chief Executive Officer(1)	12/31/2019	$--	$		--	$--	--	$--

Max Munn,	12/31/2020	$400,000	$			$2,000(3)	--	$402,000
President	12/31/2019	$--	$			$94,396(4)	--	$94,396

James Doyle,	12/31/2020	$68,750	$		63,750(2)	$--	--	$260,125
Chief Operating Officer(1)	12/31/2019	$--		$-	--	$--	--	$--

(1) Compensation began on September 2, 2020.

(2) The common stock award is valued at $5.00, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(3) Mr. Munn’s received options to purchase 1,000 shares of our common stock at an exercise price of $5.00 per share. The options were granted and approved by the board during the second and third quarter of year ended 2020.

(4) Mr. Munn’s received warrants to purchase 80,0000 shares of our common stock at an exercise price of $5.00 per share in lieu of cash consideration. The warrants were granted and approved by the board during the second quarter of year ended 2020.

Employment Agreements

Keyoumars Saeed. On June 30, 2020 we entered into an employment agreement with Mr. Saeed regarding his employment as our Chief Executive Officer. The agreement has an effective date of the closing of our initial public offering (September 2, 2020) and an initial term of 18 months and then automatically renews for one-year periods under a new agreement is reached.

The agreement entitles Mr. Saeed to, among other things, the following compensation:

•	annual base salary of $350,000;
•	annual cash bonus of up to 150% of base salary based on achievement by the Company of reasonable performance goals as determined by the compensation committee and agreed to by Mr. Saeed for each year; and
•	89,308 shares of our restricted common stock that evenly vests on each quarter over 18 months and the first vesting date being September 30, 2020. A new grant of 89,308 shares shall be made by us if the agreement is automatically renewed.

Upon termination of Mr. Saeed’s employment, Mr. Saeed may be entitled to certain payments and benefits, depending on the reason for his termination. In the event Mr. Saeed resigns his employment without good reason or the Company terminates Mr. Saeed’s employment for cause, Mr. Saeed will not be entitled to receive any additional payment and any unvested restricted stock held by Mr. Saeed would revert back to the Company. If the Company terminates Mr. Saeed’s employment because of a disability, the Company shall provide Mr. Saeed with the excces of his base salary over the amounts of long term disability benefits plans paid by the Company during the remaining term of his contract.

“Severence Pay” means a (1) all unvested equity awards immediately vest; (2) a lump sum payment of $200,000; and (3) payment for all accrued and untaken vaction time that has not expired.

Jim Doyle. On June 30, 2020 we entered into an employment agreement with Mr. Doyle regarding his employment as our Chief Operating Officer. The agreement has an effective date of the closing of our initial public offering (September 2, 2020) and an initial term of 18 months and then automatically renews for one-year periods under a new agreement is reached.

The agreement entitles Mr. Doyle to, among other things, the following compensation:

•	annual base salary of $275,000;
•	annual cash bonus of up to 150% of base salary based on achievement by the Company of reasonable performance goals as determined by the compensation committee and agreed to by Mr. Doyle for each year; and
•	38,275 shares of our restricted common stock that evenly vests on each quarter over 18 months and the first vesting date being September 30, 2020. A new grant of 38,275 shares shall be made by us if the agreement is automatically renewed.

Upon termination of Mr. Doyle’s employment, Mr. Doyle may be entitled to certain payments and benefits, depending on the reason for his termination. In the event Mr. Doyle resigns his employment without good reason or the Company terminates Mr. Doyle’s employment for cause, Mr. Doyle will not be entitled to receive any additional payment and any unvested restricted stock held by Mr. Doyle would revert back to the Company. If the Company terminates Mr. Doyle’s employment because of a disability, the Company shall provide Mr. Doyle with the excces of his base salary over the amounts of long term disability benefits plans paid by the Company during the remaining term of his contract.

“Severence Pay” means a (1) all unvested equity awards immediately vest; (2) a lump sum payment of $100,000; and (3) payment for all accrued and untaken vaction time that has not expired.

2020 Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Joel Kanter (1)	$12,500	$87,500	$526	$—	$—	$—	$50,526
Alastair J. Clemow, Eugene A. Bauer and Eugene Burleson(2)	$37,500	$22,222	$—	$—	$—	$—	$59,722
Dallas C Hack(3)	$12,500	$37,500	$—	—	—	—	$50,000
Max Munn(4)	$—	$—	$1,237	—	—	—	$1,237
Keyoumars Saeed	$—	$—	$—	—	—	—	—

(1) In 2020, Mr. Kanter was awarded (i) options to purchase 500 shares of our common stock at an exercise price of $5.00 per share, 250 of which are vested and (ii) 17,500 shares of our common stock, in each case, for services rendered on the board of directors and as chairman of the boad of directors. The options are valued at $2.10 and the common stock at $5.00, which, in each case, represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options and shares of common stock. In addition, in 2020, Mr. Kanter also received $12,500 which represented compensation for attending board meetings and phone meetings for the period August 1, 2020 to December 31, 2020.

(2) In 2020, Mr. Clemow, Mr. Bauer and Mr. Burleson was each was awarded 22,500 shares of our common stock (10,000 of which are subject to even vesting over a four year period) for services rendered on the board of directors and as committee chairman. Each of these directors have 7,500 shares which remain unvested. The shares of common stock were valued at $225,000, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these shares of common stock. In addition, in 2020, each of Mr. Clemow, Mr. Bauer and Mr. Burleson received $12,500 which represented compensation for attending board meetings and phone meetings for the period August 1, 2020 to December 31, 2020.

(3) In 2020, Mr. Hack was awarded 17,500 shares of our common stock (10,000 of which are subject to even vesting over a four year period) for services rendered on the board of directors and as committee chairman and 7,500 shares remain unvested. The shares of common stock were valued at $5.00, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these shares of common stock. In addition, in 2020, Mr. Hack also received $12,500 which represented compensation for attending board meetings and phone meetings for the period August 1, 2020 to December 31, 2020.

(4) In 2020, Mr. Munn was awarded options to purchase 1,000 shares of our common stock at an exercise price of $5.00 per share for services rendered on the board of directors, which are subject to quarterly vesting. To date options to purchase 625 shares have vested. The options are valued at $2.00, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

Item 12. Security ownership Certain Beneficial Owners and Management

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	135,000(1)	$4.96	465,000
Equity compensation plans not approved by security holders	-	-	-
Total	135,000	$4.96	465,000

(1) Consists of shares of our common stock that may be issued pursuant to outstanding stock options that were issued to employees of subsidiaries of the Company under our 2020 Ominbus Incentive Plan. Twenty-five percent of the options vest and are exercisable on the December 16, 2021 and the remaining 75% vest monthly over a four year period. Unvested options expire upon employment termination. Vested options expire on December 16, 2030.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock. Except as indicated below, the address of each holder is c/o Applied UV, Inc., 150 N. Macquesten Parkway, Mount Vernon, NY 10550.

The information contained in this table is as of March 30,  2021. At that date, 9,339,984 shares of our common stock were outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. There is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name of Beneficial Owner	Title	Title of Class	Number of Shares		Percent of Class
Officers and Directors
Keyoumars Saeed	Chief Executive Officer and Director	Common Stock	89,308	(1)	*
		Series A Preferred Stock	—		—
Max Munn	President	Common Stock	5,106,446	(2)	54.4%
		Series A Preferred Stock	2,000	(3)	100%
James L. Doyle III	Chief Operations Officer	Common Stock	38,275	(1)	*
		Series A Preferred Stock	—		—
Joseph N. Himy	Interim Chief Financial Officer	Common Stock	—		—
		Series A Preferred Stock	—		—
Joel Kanter	Chairman of the Board	Common Stock	35,250		*
		Series A Preferred Stock	—		—
Dr. Eugene A. Bauer, M.D.	Director	Common Stock	35,000	(4)	*
		Series A Preferred Stock	—		—
Dr. Alastair Clemow, Ph.D	Director	Common Stock	35,000	(4)	*
		Series A Preferred Stock	—		—
Dr. Dallas C. Hack, M.D.	Director	Common Stock	25,000	(5)	*
		Series A Preferred Stock	—		—
Eugene E. Burleson	Director	Common Stock	35,000	(4)	*
		Series A Preferred Stock	—		—
Officers and Directors as a Group (total of 9 persons)
		Common Stock	5,399,279		57.5%
		Series A Preferred Stock	2,000		100%
5% Stockholders
The Munn Family 2020 Irrevocable Trust
		Common Stock	5,000,000		53.3%
		Series A Preferred Stock	2,000		100%

*Less than 1%.

(1) Subject to quarterly vesting over an eighteen (18) month period with the first vesting having occurred on September 30, 2020.

(2) Includes (i) 5,000,000 shares which are held in the name of The Munn Family 2020 Irrevocable Trust, for which the spouse of Max Munn is the trustee; (ii) 80,000 shares underlying a warrant issued to Mr. Munn; (iii) 625 shares underlying an option granted to Mr. Munn as director compensation and (iv) 25,821 shares underlying an option granted to Mr. Munn pursuant to his employment agreement.

(3) Held in the name of The Munn Family 2020 Irrevocable Trust, for which the spouse of Max Munn is the trustee. Each share of Series A Preferred Stock is entitled to 1,000 votes (2,000,000 votes in aggregate) and votes with the Company’s common stock as a single class.

(4) 7,500 shares of which vest evenly on an annual basis over a three-year period, commencing on January 1, 2022; 12,500 shares of which vest on January 1, 2022 and the remainder of the shares are vested.

 (5) 7,500 shares of which vest evenly on an annual basis over a three-year period, commencing on January 1, 2022; 7,500 shares of which vest on January 1, 2022 and the remainder of the shares are vested.

Item 13. Certain Relationships and Related party Transactions, and Director Independence

In February of 2019, the Company engaged Carmel, Milazzo & Feil LLP (the "Firm") to represent and assist the company with all general corporate legal matters including the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 in connection with the Company's initial public offering. Ross Carmel, a former member of the Company’s Board of Directors, who resigned on May 1, 2020, is a partner at the Firm. The Firm performed legal services in exchange for 161,794 shares of the Company's common stock

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services we have paid to Adeptus Partners LLC (“Adeptus”), our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019:

Years	Audit Fees	Audit Related Fees	Tax Fees	All other Fees
2020(1)	$146,000	--	--	--
2019	--	--	--	--

(1) Audit fees consist of fees billed, or expected to be billed, for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

Pre-Approval of Services

Our audit committee was formed on May 12, 2020. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

No.	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation filed on June 17, 2020 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.5	Certificate of Amendment of Certificate of Incorporation filed on June 23, 2020 (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.6	Certificate of Amendment of Certificate of Incorporation filed July 14, 2020 (incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.1	Exchange Agreement, dated March 26, 2019, by and among the Registrant, SteriLumen, Inc. and each of the stockholders of SteriLumen, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.2	Exchange Agreement, dated March 27, 2019, by and among the Registrant, SteriLumen, Inc. and Laurie Munn (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.3	Exchange Agreement, dated July 1, 2019, by and among the Registrant, Munn Works, LLC and Laurie Munn (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Warrant, dated April 1, 2020, issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	The Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.6	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.7	Agreement, dated April 20, 2020, by and between Icahn School of Medicine at Mount Sinai and SteriLumen, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated June 30, 2020, by and between the Registrant and Keyoumars Saeed (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File no. 333-239892) filed with the SEC as of July 16, 2020).

10.9	Employment Agreement, dated June 30, 2020, by and between the Registrant and James L. Doyle III (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.10	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.11	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.12	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.13	CFO Consulting Agreement, dated July 15, 2020, by and between the Registrant and Joseph Himy (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.14	Asset Purchase Agreement, dated as of February 8, 2021, by and among Applied UV, Inc., SteriLumen, Inc., Akida Holdings LLC, and members of Akida Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
24.1	Power of Attorney (included on the signature page to this registration statement).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Keyoumars Saeed and Max Munn as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2021	APPLIED UV, INC.

	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keyoumars Saeed	Chief Executive Officer and Director	March 30, 2021
Keyoumars Saeed	(principal executive officer)

/s/ Max Munn	President and Director	March 30, 2021
Max Munn

/s/ Joseph N. Himey	Chief Financial Officer	March 30, 2021
Joseph N. Himey	(principal financial and accounting officer)

/s/ Joel Kanter	Director	March 30, 2021
Joel Kanter

/s/ Dr. Alastair Clemow	Director	March 30, 2021
Dr. Alastair Clemow

/s/ Eugene Burleson	Director	March 30, 2021
Eugene Burleson

/s/ Dr. Eugene Bauer	Director	March 30, 2021
Dr. Gene Bauer

/s/ Dr. Dallas C. Hack	Director	March 30, 2021
Dr. Dallas C. Hack

