Form 10-K/A
period 2020-12-31
Applied UV, Inc.
filed 2021-04-26
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

At March 30, 2021, the registrant had 9,402,484 shares of common stock, par value $0.0001 per share, outstanding.

1

EXPLANATORY NOTE

This amendment is being filed to revise certain information regarding beneficial ownership contained in the table set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of the Form 10-K for the fiscal year ended December 31, 2020 and filed with SEC on March 30, 2021. Except as expressly set forth herein, no other portion of the Form 10-K is being amended and this amendment does not reflect any events occurring after the filing of the Form 10-K.

2

 PART III

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The information contained in this table is as of March 30, 2021. At that date, 9,402,484 shares of our common stock were outstanding.

3

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

Name of Beneficial Owner	Title	Title of Class	Number of Shares		Percent of Class
Officers and Directors
Keyoumars Saeed	Chief Executive Officer and Director	Common Stock	89,308	(1)	*
		Series A Preferred Stock	—		—
Max Munn	President	Common Stock	5,098,089	(2)	54.2%
		Series A Preferred Stock	2,000	(3)	100%
James L. Doyle III	Chief Operations Officer	Common Stock	38,275	(1)	*
		Series A Preferred Stock	—		—
Joseph N. Himy	Interim Chief Financial Officer	Common Stock	—		—
		Series A Preferred Stock	—		—
Joel Kanter	Chairman of the Board	Common Stock	35,375		*
		Series A Preferred Stock	—		—
Dr. Eugene A. Bauer, M.D.	Director	Common Stock	35,000	(4)	*
		Series A Preferred Stock	—		—
Dr. Alastair Clemow, Ph.D	Director	Common Stock	35,000	(4)	*
		Series A Preferred Stock	—		—
Dr. Dallas C. Hack, M.D.	Director	Common Stock	25,000	(5)	*
		Series A Preferred Stock	—		—
Eugene E. Burleson	Director	Common Stock	35,000	(4)	*
		Series A Preferred Stock	—		—
Officers and Directors as a Group (total of 9 persons)
		Common Stock	5,391,047		57.3%
		Series A Preferred Stock	2,000		100%
5% Stockholders
The Munn Family 2020 Irrevocable Trust		Common Stock	5,000,000		53.2%
		Series A Preferred Stock	2,000		100%

Fakhruddin Holdings FZC		Common Stock	785,714		8.4%
		Series A Preferred Stock	--		--

*Less than 1%.

(1) Subject to quarterly vesting over an eighteen (18) month period with the first vesting having occurred on September 30, 2020.

(2) Includes (i) 5,000,000 shares which are held in the name of The Munn Family 2020 Irrevocable Trust, for which the spouse of Max Munn is the trustee; (ii) 80,000 shares underlying a warrant issued to Mr. Munn; (iii) 875 shares underlying an option granted to Mr. Munn as director compensation and (iv) 17,214 shares underlying an option granted to Mr. Munn pursuant to his employment agreement.

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

4

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2021	APPLIED UV, INC.

	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keyoumars Saeed	Chief Executive Officer and Director	April 26, 2021
Keyoumars Saeed	(principal executive officer)

*	President and Director	April 26, 2021
Max Munn

/s/ Michael Riccio	Chief Financial Officer	April 26, 2021
Michael Riccio	(principal financial and accounting officer)

*	Director	April 26, 2021
Joel Kanter

*	Director	April 26, 2021
Dr. Alastair Clemow

*	Director	April 26, 2021
Eugene Burleson

*	Director	April 26, 2021
Dr. Gene Bauer

*	Director	April 26, 2021
Dr. Dallas C. Hack

*By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Attorney-in fact

6