Form 10-Q
period 2021-03-31
Applied UV, Inc.
filed 2021-05-14
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, we have 9,402,669 shares of common stock issued and outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

	2021	2020
Assets
Current Assets
Cash	$8,909,592	$11,757,930
Vendor deposit	6,733	40,800
Accounts receivable, net of allowance for doubtful accounts	875,888	232,986
Inventory	321,516	156,290
Note receivable, related party	500,000	—
Prepaid expense and other current assets	956,285	158,498
Total Current Assets	11,570,014	12,346,504

Machinery and equipment, net of accumulated depreciation	273,779	112,804
Goodwill	2,728,279	—
Other intangible assets, net of accumulated amortization	5,073,100	—
Right of use asset	500,486	481,425
Patents, net of accumulated amortization	190,059	178,088
Total Assets	$20,335,717	$13,118,821

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,650,265	$1,398,073
Income tax payable	173,716	173,716
Warrant liability	446,525	—
Capital lease obligations-current portion	6,648	6,648
Lease liability-current	158,577	139,908
Payroll protection program loan	296,827	69,927
Notes payable	67,500	67,500
Deferred revenue	1,154,606	841,636
Total Current Liabilities	3,954,664	2,697,408
Long-term Liabilities
Capital lease obligations - less current portion	6,646	8,240
Note payable-less current portion	90,000	90,000
Lease liability-less current portion	341,909	341,517
Payroll protection program loan-less current portion	—	226,900
Total Long-Term Liabilities	438,555	666,657
Total Liabilities	4,393,219	3,364,065

Stockholders' Equity
Common stock $.0001 par value, 150,000,000 shares authorized; 9,402,669 shares issued and outstanding as of March 31, 2021, and 7,945,034 shares issued and outstanding as of December 31, 2020	940	795
Preferred stock, $0.0001 par value, 990,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	19,193,599	11,973,051
Retained earnings (Deficit)	(3,252,042)	(2,219,091)
Total Stockholders’ Equity (Deficit)	15,942,498	9,754,756
Total Liabilities and Stockholders’ Equity (Deficit)	$20,335,717	$13,118,821

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020 (Restated)

(Unaudited)

	Three Months Ended March 31,
	2021	2020 (Restated)
Net Sales	$2,312,615	$1,471,634
Cost of Goods Sold	1,388,349	1,161,813
Gross Profit	924,266	309,821

Operating Expenses
Research and development	43,645	—
Stock based compensation	210,741	—
Selling. General and Administrative Expenses	1,390,776	388,198
Total Operating Expenses	1,645,162	388,198

Operating (Loss) Income	(720,896)	(78,377)

Other Expense
Change in Fair Market Value of Warrant Liability	(311,400)	—
Other Expense	(655)	—
Total Other Expense	(312,055)	—

Loss Before Provision for Income Taxes	(1,032,951)	(78,377)
Provision for Income Taxes	—	—
Net Loss	(1,032,951)	(78,377)
Basic and Diluted Loss Per Common Share	$(0.11)	$(0.02)

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020 (Restated)

(Unaudited)

	Preferred Stock Series A Voting		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders Equity (Deficit)
Balance, January 1, 2020	2,000	$1	5,001,252	$500	$—	$1,149,719	$1,150,220
Net loss (Restated)	—	—	—	—	—	(78,377)	(78,377)
Balance, March 31, 2020 (Restated)	2,000	$1	5,001,252	$500	$—	$1,071,342	$1,071,843
Balance, January 1, 2021	2,000	$1	7,945,034	$795	$11,973,051	$(2,219,091)	$9,754,756
Settlement of liability to be settled in stock	—	—	3,000	—	21,420	—	21,420
Creation of warrant liability	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	17,135	2	1,155	—	1,157
Common stock issued for acquisition	—	—	1,375,000	137	7,122,363	—	7,122,500
Stock-based compensation	—	—	62,500	6	210,735	—	210,741
Net loss	—	—	—	—	—	(1,032,951)	(1,032,951)
Balance, March 31, 2021	2,000	$1	9,402,669	$940	$19,193,599	$(3,252,042)	$15,942,499

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (Restated)

	2021	2020 (Restated)
Cash flows from Operating Activities
Net Loss	$(1,032,951)	$(78,377)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Stock based compensation	210,741	—
Bad debt expense (recovery)	(73,895)	—
Change in fair market value of warrant liability	311,400	—
Depreciation and amortization	100,109	2,173
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(335,766)	965,883
Decrease (increase) in inventories	45,880	(21,452)
Decrease (increase) in vendor deposits	8,767	(126,350)
(Increase) in prepaid expenses	(486,997)	(52,351)
(Decrease) in accounts payable and accrued expenses	(141,729)	(78,103)
(Decrease) increase in deferred revenue	(178,732)	202,006
Total Adjustments	(540,222)	891,806
Net Cash Provided by (Used in) Operating Activities	(1,573,173)	813,429

Cash Flows from Investing Activities
Cash paid for patent costs	(14,435)	—
Purchase of machinery and equipment	—	(98,244)
Cash paid for acquisition; net of cash acquired	(760,293)
Note receivable, related party	(500,000)
Net Cash Used in Investing Activities	(1,274,728)	(98,244)

Cash Flows from Financing Activities
Payments on capital leases	(1,594)	—
Proceeds from warrant exercise	1,157	—
Loan from (to) officer	—	(32,734)
Net Cash (Used In) Financing Activities	(437)	(32,734)

Net Increase (decrease) in Cash and equivalents	(2,848,338)	682,451
Cash and equivalents at January 1,	11,757,930	1,029,936
Cash and equivalents at March 31,	$8,909,592	$1,712,387

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$573	$—
Supplemental Non-Cash Items
Initial recognition of warrant liability	$135,125	$—
Reclassification from liability to be settled in stock to additional paid in capital	$21,420	$—
Fair market value of stock granted in connection with acquisition	$7,122,500	$—

See accompanying notes to the financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

In March 2019, Applied UV, Inc. (the "Company") was formed and incorporated in the State of Delaware for the intended purpose of creating a legal holding company structure for SteriLumen, Inc. and Munn Works, LLC and any future potential mergers or acquisitions. The then-existing shareholders and members of SteriLumen, Inc. and Munn Works, LLC exchanged all their interest for shares of Applied UV, Inc. with substantially similar economic voting interests for each shareholder immediately before and after the share exchange. As a result of the share exchange, SteriLumen, Inc. and Munn Works, LLC became wholly-owned subsidiaries of Applied UV, Inc and, collectively referred to as (the "Company").

SteriLumen, Inc. is engaged in the design, manufacture, assembly and distribution of automated disinfecting mirror systems for use in hospitals and other healthcare facilities. The Company was incorporated in the State of New York in December of 2016 and is headquartered in Mount Vernon, New York. Munn Works, LLC is engaged in the manufacture of fine mirrors specifically for the hospitality industry.

In February of 2021, the Company acquired all the assets of Akida Holdings, LLC. Akida is the manufacturer of the Airocide™ system of air purification technologies, originally developed by NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. See Note 2.

Basis of Presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed of the Company for the annual period ended December 31, 2020. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year then ended. The consolidated financial statements include the accounts of Applied UV, Inc., Munn Works, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the accounting for business combinations and allocating purchase price, estimating the useful life of fixed assets and intangible assets, as well as the estimates related to accruals and contingencies.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash includes cash on hand. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less. As of March 31, 2021 and December 31, 2020 there were no cash equivalents. At times, cash deposits inclusive of restricted cash may exceed FDIC-insured limits.

Inventory

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory is comprised of raw materials that are purchased on the initial start date of a specific project and are capitalized using the percentage of completion method of accounting. We amortize these costs to the associated contract proportion with our percentage of completion on the contract, calculated using a cost-based input method. Capitalized costs are considered impaired when the net contract cost asset plus future costs to complete the contract are less than the remaining revenue to be recognized under the contract. When capitalized costs are impaired, we record a charge to the impairment, impairment charges cannot be reversed. As of March 31, 2021 and December 31, 2020 no impairment charges were recorded and management has determined that an excess and obsolete reserve is not required.

Business Acquisition Accounting

The Company applies the acquisition method of accounting for business acquisitions. The Company allocates the purchase price of its business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

Goodwill and Intangible Assets

The Company has recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows.

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations.

Income Taxes

The Company files income tax returns using the accrual basis of accounting. Income taxes are accounted for under the asset and liability method. Current income taxes are based on the year's income taxable for federal and state tax reporting purposes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The carrying amount of deferred tax assets is reviewed at each reporting date and reduced to the extent that it is no longer probable that sufficient taxable income will be available to allow all or part of the asset to be recovered.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Company evaluates its warrants to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the statements of operations.

The Company utilizes the Black-Scholes valuation model to value the derivative warrants.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, other receivables, loans receivable, receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers approximate fair value because of the immediate or short-term maturity of the financial instruments.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding for the three months ended March 31, 2021 and 2020 because their inclusion would have been antidilutive.

	As of March 31,
	2021	2020
Common stock equivalents
Common stock options	446,314	—
Common stock warrants	217,960	—
Total	664,274	—

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the unaudited condensed consolidated statements of operations. Advertising expense for the three months ended March 31, 2021 and 2020 was $28,176 and $18,417, respectively.

Patent Costs

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent which is typically 20 years, beginning with the date the U.S. Patent and Trademark Office, or foreign equivalent, issues the patent. As of March 31, 2021 and December 31, 2020, capitalized patent costs net of accumulated amortization was $190,059 and $178,088, respectively. For the three months ended March 31, 2021 and 2020, we recorded $2,464 and $0, respectively, of amortization expense for these patents.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when the performance obligations in the client contract has been achieved. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

1)	Identify the contract with a customer
2)	Identify the performance obligations in the contract
3)	Determine the transaction price
4)	Allocate the transaction price to performance obligations in the contract
5)	Recognize revenue when or as the Company satisfies a performance obligation

For projects, that are completed within our own facility, we design, manufacture and sell custom mirrors for hotels and hospitals through contractual agreements. These sales require us to deliver our products within three to six months from commencement of order acceptance. We recognize revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred Revenue represents amounts billed in excess of revenues and profits recognized. Total deferred revenue from the input method of accounting was $84,400 and $233,080 as of March 31, 2021 and December 31, 2020, respectively. Revenues and profits recognized in excess of amounts billed typically does not occur as we will not perform any work in excess of the amount we bill to our customers.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as Cost of Sales. We are the principal of direct sales because we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. We typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Deferred revenue represents amounts invoiced or deposits received from our customer for which we have not yet satisfied our performance obligation. Deferred revenue generated from third party manufacturers was $614,780 and $608,576 as of March 31, 2021 and December 31, 2020, respectively. Vendor payments are capitalized until completion of the project and are recorded as vendor deposits. As of March 31, 2021 and December 31, 2020, the vendor deposit balance was $6,733 and $40,800, respectively.

In February of 2021, the Company acquired all assets of Akida Holdings, LLC. The company applied the five-step model to the sales of Akida Holdings, LLC's Airocide products. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide air sterilization units to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation (delivery of Airocide products), as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. Accordingly, the Company recognizes revenues (net) at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier The Company offers a product warranty providing customers with one (1) year of coverage for parts and labor. The Company has contract liabilities or deferred revenue which represents cash deposits received from customer for which we have not satisfied our performance obligation. For the three months ended March 31, 2021, the Company recognized $744,273 in revenue from the sale of our Airocide system. Revenue to consumer and commercial customers for the three months ended March 31, 2021 was $184,187 and $560,086, respectively. Deferred revenue related to future sales of our Airocide system was $455,426 as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, total deferred revenue was $1,154,606 and $841,636. At December 31, 2020, $701,900 of the deferred revenue amount was recognized as revenue during the three months ended March 31, 2021.

For the three months ended March 31, 2021, the Company generated revenues of $1,869,078 at a point in time and $443,537 over time.

For the three months ended March 31, 2020, the Company generated revenues of $892,236 at a point in time and $579,398 over time.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty Costs

The Company typically provides warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from estimates and revisions to the estimated warranty liability would be required. There was no warranty accrual as of March 31, 2021 and December 31, 2020, respectively.

Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to the March 31, 2021 balance sheet date, in accordance with ASC 855-10-50, "Subsequent Events", through May 17, 2021, which is the date the consolidated financial statements were available to be issued.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION

Business acquisitions are accounted for under the purchase method of accounting in accordance with ASC 805. The results of operations of the acquired businesses since the date of acquisition are included in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their preliminary estimated fair values as of the date of acquisition, as determined by management. The purchase price allocations are preliminary and a final determination of purchase accounting adjustments, which may be material, will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the year ended December 31, 2021. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to several business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

The preliminary purchase price and purchase price allocation as of the acquisition completion date follows:

The following sets forth the components of the purchase price:

Purchase Price:
Cash	$901,275
Fair market value of common stock issued	7,122,500
Total Purchase Price	8,023,775

Assets Acquired:
Cash	140,982
Accounts receivable	233,241
Inventory	211,105
Prepaid expenses	285,490
Machinery and equipment	168,721
Intangible assets	5,163,000
Total Assets Acquired:	6,202,539

Liabilities assumed
Accounts payable	(415,341)
Deferred revenue	(491,702)
Total Liabilities Assumed	(907,043)

Net Assets Acquired	5,295,496
Excess Purchase Price	$2,728,279

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (Continued)

The excess purchase price has been recorded as goodwill in the amount of approximately $2,728,279. The estimated useful life of the identifiable intangible assets is three to seven years. The goodwill is not amortizable for tax purposes.

The following table provides unaudited pro forma results for the three months ended March 31, 2021 and 2020, as if the Asset Purchase Agreement consummated on January 1, 2020. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Asset Purchase Agreement been made as of January 1, 2020 or results that may occur in the future.

	2021	2020
Net Sales	$2,618,139	$2,303,796
Net income (loss)	(1,159,602)	(10,818)
Net income (loss) per common share, basic and diluted	(0.13)	0.00

NOTE 3 – INVENTORY

Inventory consists of raw materials and finished goods of $187,817 and $133,699, respectively, at March 31, 2021.

Inventory consists of raw materials of $156,290 at December 31, 2020.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	March 31,	December 31,
	2021	2020
Machinery and Equipment	$229,804	$61,083
Leasehold Improvements	60,223	60,223
Furniture and Fixtures	33,385	33,385
	323,412	154,691
Less: Accumulated Depreciation	(49,633)	(41,887)
	$273,779	$112,804

Depreciation expense, including amortization of assets under capital leases, for the three months ended March 31, 2021 and 2020 was $7,745 and $2,163, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2021 and December 31, 2020 consists of the following:

	March 31,	December 31,
	2021	2020
Intangible assets subject to amortization
Customer Relationship	$539,000	$—
Trade Names	1,156,000	—
Technology	3,468,000	—
	5,163,000	—
Less: Accumulated Depreciation	(89,900)	—
	$5,073,100	$—

During the three months ended March 31, 2021 and 2020, the Company recorded total amortization expense related to intangible assets of $89,900 and $0, respectively. The useful lives of tradenames and technology is 10 years and the useful life of customer relationships is 7 years.

NOTE 6 – CAPITAL LEASE OBLIGATION

The Company's machinery under a capital lease, which is included in machinery and equipment is summarized as follows:

	March 31,	December 31,
	2021	2020
Machinery and Equipment	$61,083	$61,083
	61,083	61,083
Less: Accumulated Depreciation	(30,375)	(28,023)
	$30,708	$33,060

Future minimum principal and interest payments under the capital lease agreements as of March 31, 2021, are as follows:

2021	$6,648
2022	7,280
2023	253
Less: Amount representing interest	(887)
Present value of future minimum lease payments	13,294
Less: current portion	(6,648)
$6,646

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7-– LOANS PAYABLE

As part of a bankruptcy settlement that occurred in 2019, the Company was obligated to provide a third-party lender 8,000 shares of common stock in the Company (subject to certain transfer restrictions), in an amount which will have a public trading value within 24 months of at least $85,000. If the value of the stock does not reach $85,000 at the end of 24 months, the shareholders of the Company will provide the third party lender make-up stock to reach the value of $85,000 with a maximum amount of shares to be issued of 17,000 shares. As of March 31, 2021 and December 31, 2020, the company did not grant any stock to the lender and a liability of $85,000 remains outstanding in accounts payable and accrued expenses. In April of 2021, the two parties settled the amount in cash for $65,000 and a gain on settlement of $20,000 was recorded as other income.

In June of 2018, the Company received advances from On Deck Capital in the amounts of $150,000. The June 2018 note matured in one year from the date of issuance and required 52 weekly payments of $3,605. As of December 31, 2018, the company made no repayments on this note and had an outstanding principal balance of $150,000. As part of the Chapter 11 Bankruptcy, the outstanding principal balance of $150,000 was reclassed to liabilities subject to compromise (note payable- pre-petition). Accrued interest on this note as of December 31, 2018 was $17,360 and an additional $20,140 was accrued for based on the proof of claim submitted by the note holder. These amounts were also reclassed to liabilities subject to compromise (accounts payable and accrued expenses- pre-petition). In 2019, the Company paid $18,750, which was 10% of the allowed proof of claim in the Chapter 11 Bankruptcy of $187,500. In addition, the Company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two. The Company recognized a gain on extinguishments of $11,250 in relation to the settlement in the year ended December 31, 2019. As of March 31, 2021 and 2020, the company has an outstanding balance of $157,500, respectively.

Minimum obligations under this loan agreement is as follows:

For the year Ending December 31,
2021	$67,500
2022	30,000
2023	30,000
2024	30,000
$157,500

NOTE 8 – STOCKHOLDERS' EQUITY

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

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

There are 463,250 shares available for future grants under the plans. The Company also granted an additional 309,564 options outside of the plan during the three months ended March 31, 2021.

A summary of the Company’s option activity and related information follows:

	Number of Shares	Weighted-Average Exercise Price
Options Outstanding at January 1, 2021	136,750	$4.97
Granted	309,564	$7.80
Expired/cancelled	—
Options Outstanding, March 31, 2021	446,314	$6.93
Options exercisable, March 31, 2021	44,099	$5.52

Share-based compensation expense for options totaling $20,516 was recognized in our results for the three months ended March 31, 2021 based on awards vested. There was no option activity during the three months ended March 31, 2020. As of March 31, 2021, the weighted average remaining life of the options outstanding was 9.91 years.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of several assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

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

As of March 31, 2021, there was $1,220,467 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3.2 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2021 are set forth in the table below.

2021
Weighted average fair value of options granted	$7.80
Risk-free interest rate	1.54%
Volatility	85%
Expected life (years)	10
Dividend yield	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares	Weighted-Average Exercise Price
Warrants Outstanding at January 1, 2021	85,000	$5.00
Granted	150,095	$6.40
Exercised	(41,926)
Warrants Outstanding, March 31, 2021	193,169	$5.80
Warrants exercisable, March 31, 2021	193,169	$5.80

No Share-based compensation expense for warrants was recognized in our results for the three months ended March 31, 2021 based on awards vested. The warrants granted in 2021 were issued in connection with the August and November offerings. The warrants issued in connection with the November offering contained a cash settlement feature which resulted in a warrant liability of $446,525 as of March 31, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital. For the three months ended March 31, 2021, the Company recorded a loss on the change in fair value of warrant liability in the amount of $311,400. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 49.5%, (c) discount rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on March 31, 2021: (a) exercise price of $6.5625, (b) volatility rate of 68.89%, (c) discount rate of 0.36%, (d) term of 4.62 years, and (e) dividend rate of 0%.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

The valuation methodology used to determine the fair value of the warrants issued during the periods was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of several assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

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

The weighted average fair value of warrants granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2021 are set forth in the table below.

2021
Weighted average fair value of options granted	$1.87
Risk-free interest rate	0.26%
Volatility	49.43-50.12%
Expected life (years)	5
Dividend yield	0.00%

On August 31, 2020, the Company closed its offering (the “August Offering”) in which it sold 1,000,000 common shares at a public offering price of $5.00 per share. In connection with the Offering, the Company (i) received $5,750,000 less underwriting fees of $517,500 and write-off capitalized IPO Costs in the amount of $341,145, resulting in net proceeds of $4,891,355. Additionally, the Company issued 167,794 shares to Carmel, Milazzo & Feil LLP for the Offering. Ross Carmel, a former member of the Company’s Board of Directors, who resigned on May 1, 2020, is a partner at the Firm. In addition, the underwriters were granted a 45-day option to purchase up to an additional 150,000 shares of Common Stock or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the Securities and Exchange Commission on August 26, 2020, as amended, which became effective on August 28, 2020.

On November 13, 2020, the Company closed its second offering (the “November Offering”) in which it sold 1,401,905 common shares at a public offering price of $5.25 per share. In connection with the Offering, the Company (i) received $7,360,000 less underwriting fees of $625,600 and write-off of IPO Costs in the amount of $316,246, resulting in net proceeds of $6,418,155.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period.

In July of 2020, the company granted 230,083 restricted stock awards. Of these awards, 127,583 vests quarterly over an 18-month period with the first date of vesting being September 30, 2020. As of March 31, 2021, 63,792 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $106,319 of stock-based compensation related to these awards during the three months ended March 31, 2021.

On July 9, 2020, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2021. As of March 31, 2020, all the restricted stock awards were vested. The fair market value of these awards was $5 per share. No expense was recorded related to these awards during the three months ended March 31, 2021.

On July 9, 2020, 40,000 restricted stock awards were granted. The restricted stock awards vest evenly over a four-year period with the first vesting to occur on January 1, 2021. As of March 31, 2021, 2,500 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $12,500 of stock-based compensation related to these awards during the three months ended March 31, 2021.

On January 1, 2021, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2022. As of March 31, 2020, none of the restricted stock awards were vested. The fair market value of these awards was $4.57 per share. $71,406 of expense was recorded related to these awards during the three months ended March 31, 2021.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – LEASING ARRANGEMENTS

As part of the adoption of ASU 2016-02, the Company elected the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company has lease arrangements which are classified as short-term in nature. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize Right of Use ("ROU") assets or lease liabilities.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – LEASING ARRANGEMENTS (continued)

On February 7, 2014, the Company entered into a lease agreement in Mount Vernon, New York on a month to month basis. The monthly rent under this arrangement from January 1, 2018 through November 30, 2018 was $10,000 per month, from December 2018 through February 2019 was $11,150 per month. The Company then amended the lease for a term that commenced on April 1, 2019 and expire on the 31st day of March 2024 at a monthly rate of $13,400. In March of 2021, the Company obtained additional lease space and the agreement was amended to increase rent expense to $15,000 per month. Rent expense for the three months ended March 31, 2021 and 2020 was $41,800 and $40,200, respectively. The lease can be cancelled by either party with 150 days of written notice.

Schedule maturities of operating lease liabilities outstanding as of March 31, 2021 are as follows:

2021	$135,000
2022	180,000
2023	180,000
2024	45,000
Total lease payments	540,000
Less: Imputed Interest	(39,514)
Present value of future minimum lease payments	$500,486

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

NOTE 10 - PAYROLL PROTECTION PROGRAM

In April of 2020, the Company submitted a Paycheck Protection Program application to Chase Bank for a loan amount equal to $296,827. The amount was approved and the Company has received the funds. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 10 - PAYROLL PROTECTION PROGRAM (Continued)

Future maturities of the loan payable, if not forgiven, are as follows:

Year ended
2021	$69,927
2022	69,927
2023	69,927
2024	69,927
2025	17,119
$296,827

NOTE 11 - NOTE RECEIVABLE- RELATED PARTY

In February of 2021, the Company entered into a note receivable agreement with a related party whereby the Company loaned $500,000. The loan matures on the earlier of (i) 180 days from the issuance date or (ii) the closing of the transactions set forth in a definitive acquisition entered between the lender and the borrower. In the event the loan is paid in full on or before the maturity date, there shall be no interest accrued or payable on the outstanding principal amount. The proceeds to the borrower will be exclusively used for the payment of audit fees related to 2020 and 2019 by a PCAOB auditing firm, transaction expenses related to the transactions contemplated by the letter of intent and a schedule of obligations to be provided upon request including any deferred compensation and personally guaranteed obligations in addition to research and development general working capital needs. If an acquisition occurs, the $500,000 will be applied against the total acquisition price.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (disinfectant segment) and the manufacture of fine mirrors specifically for the hospitality industry (hospitality segment). The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, segment selling, general and administrative expenses, research and development costs and stock-based compensation. It does not include other charges (income), net and interest and other, net.

For the three months ended March 31, 2021, the company generated and incurred $1,567,851 of net sales and $1,071,324 of cost of goods sold from the hospitality segment of our business. For the three months ended March 31, 2021, the company generated and incurred $744,764 of net sales and $317,025 of cost of goods sold from the disinfectant segment of our business.

For the three months ended March 31, 2021, the hospitality segment of our business incurred $550,015 of selling, general and administrative expense. The disinfectant segment of our business incurred $840,761 of selling, general and administrative expense.

For the three months ended March 31, 2021, all research and development costs was incurred from the disinfectant segment of our business.

For the three months ended March 31, 2021, the hospitality segment of our business incurred $105,986 of stock-based compensation expense. For the three months ended March 31, 2021, the disinfectant segment of our business incurred $104,755 of stock-based compensation expense.

For the three months ended March 31, 2020, all net sales and cost of goods sold was generated or incurred from the hospitality segment of our business. The hospitality segment of our business incurred $316,416 of selling, general and administrative expenses. The disinfectant segment of our business incurred $12,231 of selling, general and administrative expenses.

As of March 31, 2021 and December 31, 2020 assets from the hospitality segment of our business was $1,266,576 and $12,665,779, respectively. As of March 31, 2021 and December 31, 2020, total assets from the disinfectant segment of our business was $10,198,741 and $463,042, respectively. As of March 31, 2021 and December 31, 2020, total assets allocated to our corporate segment was $8,870,401 and $0, respectively.

As of March 31, 2021 and December 31, 2020, total liabilities from the hospitality segment of our business was $2,354,747 and $2,721,396, respectively. As of March 31, 2021 and December 31, 2020, total liabilities from the disinfectant segment of our business amounted to $1,591,947 and $642,669, respectively. As of March 31, 2021 and December 31, 2020, total liabilities allocated to our corporate segment was $446,525 and $0, respectively.

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

Sterilumen was formed to engage in the design, manufacture, assembly and distribution of the SteriLumen Disinfecting System for use in hospitals and other healthcare facilities. The Company has received several patent approvals for the SteriLumen Disinfecting System from the United States and the European Union and is in the process of receiving approval from various countries including China, Japan, Taiwan, South Korea and the Gulf Cooperation Council. The technology of the SteriLumen Disinfecting System uses UVC LED embedded in various bathroom fixtures or as a stand-alone unit as a disinfection apparatus for use in inhabited facilities for killing airborne bacteria and other pathogens as well as killing bacteria and other pathogens residing on hard surfaces in proximity to the apparatus.

Following the Company’s initial public offering, product development efforts were accelerated. The system’s technology development roadmap, including connected and data-enabled capabilities has been refined and the Clarity D3 application will be launched along with the updated version of the SteriLumen Ribbon (now branded Lumicide™) in the fall of 2021. The Company has also achieved UL certification for both the stand-alone Ribbon, and integrated Drain products, ensuring that we meet requirements of commercial customers who rely on the UL mark as evidence of safety, quality, and reliability.

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

In February of 2021, the Company acquired all of the assets of Akida Holdings, LLC. Akida is the manufacturer of the Airocide™ system of air purification technologies, originally developed by NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 (restated)

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020 (restated)
Net Sales	$2,312,615		$1,471,634
Cost of Goods Sold	1,388,349	60.0%	1,161,813	78.9%
Gross Profit	924,266	40.0%	309,821	21.1%

Research and development	43,645	1.9%	—	0.0%
Stock based compensation	210,741	9.1%	—	0.0%
Selling. General and Administrative Expenses	1,390,776	60.1%	388,198	26.4%
Total Operating expenses	1,645,162	71.1%	399,198	26.4%
Operating Loss	(720,896)	(31.2%)	(78,377)	(5.3%)
Other Expense
Change in Fair Market Value of Warrant Liability	(311,400)	(13.5%)	—	0.0%
Other expense	(655)	0.3%	—	0.0%
Total Other Expense	(312,055)	0.0%	—	0.0%
Loss Before Provision for Income Taxes	(1,032,951)	(44.7%)	(78,377)	(5.3%)
Provision for Income Taxes	—	0.0%	—	0.0%
Net Loss	$(1,032,951)	(44.7%)	$(78,377)	(5.3%)

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consist of all sales to customers, net of returns. Our net sales for the three months ended March 31, 2021 increased by 157.1% to $2,312,615 from $1,471,634 in the three months ended 2020. The net sales and financial results for the current period reflect the impact of our Akida asset acquisition that closed on February 8, 2021. All net sales for previous periods presented were generated entirely from our Munnworks group. We are seeing an improvement in the hospitality industry as the economy rebounds from the COVID-19 pandemic, and as a result our Munn Works revenues are returning to normal operating levels. We are experiencing some delays in one of our Sterilumen product lines that we anticipate will be resolved in the 2nd half of this year.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For the three months ended March 31, 2021, gross profit increased to $924,266 from $309,821 for the three months ended 2020. Gross profit as a percentage of net sales increased to 40.0% for the three months ended March 31, 2021 from 21.1% in the three months ended March 31, 2020, primarily driven by the impact of our Akida asset acquisition and the sales recovery from our Munnworks group. Throughout the pandemic the Company continued to retain direct labor employees to comply with payroll protection plan loan forgiveness criteria, however it is not certain at this time whether the loan will be forgiven Additionally, major components and cost drivers of our cost of sales is influenced by the cost of materials, shipping, overhead, and labor costs.

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

Selling, General and Administrative expenses, including the costs of operating our corporate office, are also an important component of our operating performance. Compensation and benefits comprise most of our operating expenses. Selling, General and Administrative expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with corporate and property and equipment and impairment of long-lived assets. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. For the three months ended March 31, 2021, Selling, General and Administrative expenses increased to $1,390,776 from $388,198 in the three months ended March 31, 2020. The increase was attributable to a variety of factors, including costs related to the Akida asset acquisition and the inclusion of additional expenses associated with that line of business, an increase in professional fees, office salaries, and the hiring of key personnel [Chief Executive Officer, Chief Operations Officer, Vice President of Global Sales, and Vice President of Product Marketing and Corporate Development].

The Company recorded a loss on the change in fair value of warrant liability in the amount of $311,400 for the three months ended March 31, 2021. Warrants that were issued in connection with the November 2020 public offering contained a cash settlement feature which resulted in a warrant liability of $446,525 as of March 31, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital.

We recorded net loss of $1,032,951 in the three months ended March 31, 2021, compared to a net loss of $78,377 in the three months ended March 31, 2020. The net loss in 2021 was due primarily to an increase in SG&A costs to improve future operations.

Liquidity and Capital Resources

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 (restated)

Net Cash (Used in) Provided by Operating Activities	$(1,573,174)	$813,429
Net Cash (Used in) Investing Activities	(1,274,727)	(98,244)
Net Cash (Used in) Financing Activities	(437)	(32,734)
Net increase in cash	(2,848,338)	682,451
Cash at beginning of year	11,757,930	1,029,936
Cash at end of year	8,909,592	1,712,387

For the three months ended March 31, 2021, cash used in operating activities was ($1,573,174) compared with cash provided by operating activities of $813,429 for the three months ended March 31, 2020. Our operating cash inflows include cash received primarily from sales of our product and collections of our accounts receivable. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, and employee compensation. The major operating activities that reduced cash in the three months ended March 31, 2021 was an increase in prepaid expenses of $486,997, an increase in accounts receivable of $335,766, a decrease in deferred revenue of $178,732, and a decrease in accounts payable and accrued expenses of $141,730.

In the three months ended March 31, 2021, net cash used in investing activities was ($1,274,727) as compared to cash used in investing activities of ($98,244) in the three months ended March 31, 2020. The increase in cash used was mainly attributable to cash paid in connection with the Akida asset acquisition, net of cash acquired ($760,293), and a loan of ($500,000) to a related party in the form of a secured note receivable.

In the three months ended March 31, 2021, cash used in financing activities was ($437), as compared to cash used in financing activities of ($32,734) in the three months ended March 31, 2020.

Working Capital. We had working capital of $7,615,350 at March 31, 2021, a decrease of ($2,033,746) from a working capital of $9,649,096 as of December 31, 2020. The decrease in working capital is attributable to a decrease in cash of ($2,848,338), an increase in accounts payable and accrued expenses of $270,861, and increase in warrant liability of $446,525, an increase in payroll protection loan of $226,900, and an increase in deferred revenue of $312,970, offset by an increase in accounts receivable of $642,902, an increase of inventory of $165,226, , an increase in notes receivable $500,000, and an increase in prepaid expenses and other current assets $763,720. The working capital of the Akida assets acquired on February 8, 2021 totaled ($36,225) net.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2021	2022-2024	2025-2026	Thereafter
Capital lease obligations	$13,294	6,648	6,646	—	—
Operation lease obligations (1)	540,000	135,000	405,000	—	—
Notes payable (2)	157,500	67,500	90,000	—	—
Total	710,794	209,148	501,646	—	—

(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000.
(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Evaluation of Disclosure Controls and Procedures

Our chief financial officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in the company’s 8k filed on March 25, 2021, the Company concluded that we did not maintain effective internal control over financial reporting.

The Company has concluded that the control deficiency that resulted in the failure to detect the accounting errors as described in the company’s 8k filing constituted a material weakness in internal control over financial reporting as of March 31, 2021. The Company’s management has developed a remediation plan to address the material weakness and as of January 1, 2021 began using a new cloud-based software which tracks the progress of jobs and more accurately reflects the percentage of job completeness ensure such revenue is recognized in the appropriate period. In addition, the Company intends to further remediate the deficiency by performing the following:

•	design and implement additional internal controls and policies to ensure that we routinely review and document our application of established significant accounting policies; and
•	implement additional systems and technologies to enhance the timeliness and reliability of financial data within the organization.
•	continue to engage third-party subject matter experts to aid in identifying and applying US GAAP rules related to complex financial instruments as well as to enhance the financial reporting function.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company is a smaller reporting company and therefore not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: May 14, 2021	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Date: May 14, 2021	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer