Form 10-Q
period 2021-06-30
Applied UV, Inc.
filed 2021-08-16
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the Company has 9,415,386 shares of common stock issued and outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

	2021	2020
Assets
Current Assets
Cash	$7,017,558	$11,757,930
Accounts receivable, net of allowance for doubtful accounts	384,657	232,986
Inventory	592,117	156,290
Vendor deposits	1,189,364	40,800
Note receivable, related party	500,000	—
Prepaid expense and other current assets	242,451	158,498
Total Current Assets	9,926,147	12,346,504

Machinery and equipment, net of accumulated depreciation	198,883	112,804
Goodwill	2,728,279	—
Other intangible assets, net of accumulated amortization	4,938,250	—
Right of use asset	461,580	481,425
Patents, net of accumulated amortization	187,595	178,088
Total Assets	$18,440,734	$13,118,821

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,062,230	$1,398,073
Deferred revenue	1,745,424	841,636
Income tax payable	—	173,716
Warrant liability	435,577	—
Capital lease obligations	6,648	6,648
Lease liability	160,568	139,908
Payroll protection program loan	296,827	69,927
Loan payable	67,500	67,500
Total Current Liabilities	3,774,874	2,697,408
Long-term Liabilities
Capital lease obligations - less current portion	4,982	8,240
Loan payable-less current portion	90,000	90,000
Lease liability-less current portion	301,012	341,517
Payroll protection program loan-less current portion	—	226,900
Total Long-Term Liabilities	395,994	666,657
Total Liabilities	4,170,868	3,364,065

Stockholders' Equity
Preferred stock, $0.0001 par value, 990,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 2,000 shares issued and outstanding at both June 30, 2021 and December 31, 2020	1	1
Common stock $.0001 par value, 150,000,000 shares authorized; 9,415,386 shares issued and outstanding as of June 30, 2021, and 7,945,034 shares issued and outstanding as of December 31, 2020	942	795
Additional paid-in capital	19,659,197	11,973,051
Accumulated deficit	(5,390,274)	(2,219,091)
Total Stockholders’ Equity	14,269,866	9,754,756
Total Liabilities and Stockholders’ Equity	$18,440,734	$13,118,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020 (Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (Restated - Note 13)	2021	2020 (Restated - Note 13)
Net Sales	$1,884,320	$1,695,364	$4,196,935	$3,166,998
Cost of Goods Sold	1,351,091	1,180,769	2,739,440	2,342,582
Gross Profit	533,229	514,595	1,457,495	824,416

Operating Expenses
Research and development	9,763	—	53,408	—
Stock based compensation	465,600	101,607	676,341	101,607
Selling. General and Administrative Expenses	2,232,882	426,677	3,623,658	814,875
Total Operating Expenses	2,708,245	528,284	4,353,407	916,482

Operating Loss	(2,175,016)	(13,689)	(2,895,912)	(92,066)

Other Income Loss
Change in Fair Market Value of Warrant Liability	10,948	—	(300,452)	—
Other Income	25,837	7,497	25,182	7,497
Total Other Income Loss	36,785	7,497	(275,270)	7,497

(Loss) Before Provision for Income Taxes	(2,138,231)	(6,192)	(3,171,182)	(84,569)
Provision for Income Taxes	-	—	-	—
Net (Loss)	$(2,138,231)	$(6,192)	$(3,171,182)	$(84,569)
Weighted average earnings per share:
Basic and Diluted (Loss) Per Common Share	$(0.23)	$0.00	$(0.35)	$(0.02)
Average shares outstanding- basic and diluted	9,407,367	5,023,684	9,102,677	5,012,468

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended June 30, 2021 and 2020 (Restated)

	Preferred Stock Series A Voting		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
Balance, January 1, 2020	2,000	$1	5,001,252	$500	$—	$1,149,719	$1,150,220
Net loss (Restated)	—	—	—	—	—	(78,377)	(78,377)
Balance, March 31, 2020 (Restated)	2,000	1	5,001,252	500	—	1,071,342	1,071,843
Shares issued to Carmel, Milazzo & Feil LLP	—	—	102,067	10	507,795	—	507,805
Stock-based compensation	—	—	—	—	101,607	—	101,607
Net loss (Restated)	—	—	—	—	—	(6,192)	(6,192)
Balance, June 30, 2020(Restated)	2,000	$1	5,103,319	$510	$609,402	$1,065,150	$1,675,063

Balance, January 1, 2021	2,000	$1	7,945,034	$795	$11,973,051	$(2,219,091)	$9,754,756
Shares granted to settle previously recorded liability	—	—	3,000	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 8)	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	17,135	2	1,155	—	1,157
Common stock issued for acquisition	—	—	1,375,000	137	7,122,363	—	7,122,500
Stock-based compensation	—	—	62,500	6	210,735	—	210,741
Net loss	—	—	—	—	—	(1,032,951)	(1,032,951)
Balance, March 31, 2021	2,000	1	9,402,669	940	19,193,599	(3,252,042)	15,942,498
Exercise of warrants	—	—	717	—	—	—	—
Stock-based compensation	—	—	12,000	2	465,598	—	465,600
Net loss	—	—	—	—	—	(2,138,232)	(2,138,232)
Balance, June 30, 2021	2,000	$1	9,415,386	$942	$19,659,197	$(5,390,274)	$14,269,866

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020 (Restated)

	2021	2020 (Restated)
Cash flows from Operating Activities
Net (Loss)	$(3,171,183)	$(84,569)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Provided by Operating Activities
Stock based compensation	676,341	101,607
Bad debt (recovery)	(70,004)	—
Change in fair market value of warrant liability	300,452	—
Gain on settlement of loan payable	(20,000)	—
Depreciation and amortization	312,319	4,346
Changes in operating assets and liabilities:
Accounts receivable	151,574	874,243
Inventory	(224,721)	(45,056)
Vendor deposits	(1,148,564)	76,870
Prepaid expenses	201,537	(107,385)
Income taxes payable	(173,716)	—
Accounts payable and accrued expenses	(644,664)	(218,788)
Deferred revenue	412,086	(298,120)
Net Cash (Used in) Provided by Operating Activities	(3,398,543)	303,148

Cash Flows From Investing Activities
Cash paid for patent costs	(14,435)	—
Purchase of machinery and equipment	—	(98,244)
Cash paid for acquisition, net of cash acquired (Note 2)	(760,293)
Note receivable, related party	(500,000)
Net Cash Used in Investing Activities	(1,274,728)	(98,244)

Cash Flows From Financing Activities
Payments on capital leases	(3,258)	(2,635)
Proceeds from warrant exercise	1,157	—
Loan to officer	—	(35,909)
Payments on loans payable	—	(37,500)
Settlement of loan payable	(65,000)	—
Proceeds from payroll protection program	—	296,827
Net Cash (Used In) Provided by Financing Activities	(67,101)	220,783

Net (decrease) increase in Cash	(4,740,372)	425,687
Cash at January 1,	11,757,930	1,029,936
Cash at June 30,	$7,017,558	$1,455,623

Supplemental Disclosur or Cash Flow Information
Cash paid during the year for:
Interest	$1,022	$489
Income Taxes	$185,105
Supplemental Non-Cash Investing and Financing Activities
Initial recognition of warrant liability	$135,125	$—
Shares granted to settle previously recorded liability	$21,420	$507,805

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

In February 2019, Applied UV, Inc. (the "Company") was formed and incorporated in the State of Delaware for the intended purpose of creating a legal holding company structure for SteriLumen, Inc. and Munnworks, LLC and any future potential mergers or acquisitions. The then-existing shareholders and members of SteriLumen, Inc. and Munnworks, LLC exchanged all of their interest for shares of Applied UV, Inc. with substantially similar economic voting interests for each shareholder immediately before and after the share exchange. As a result of the share exchange, SteriLumen, Inc. and Munnworks, LLC became wholly-owned subsidiaries of Applied UV, Inc and, collectively referred to as (the "Group").

SteriLumen, Inc. is engaged in the design, manufacture, assembly and distribution of automated disinfecting mirror systems for use in hospitals and other healthcare facilities. Munnworks, LLC is engaged in the manufacture of fine mirrors specifically for the hospitality industry.

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). Akida is the manufacturer of the Airocide™ system of air purification technologies, originally developed by NASA, with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands and organizations such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines.

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., Munnworks, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the accounting for business combinations and allocating purchase price, estimating the useful life of intangible assets, as well as the estimates related to accruals and contingencies.
7

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Accounts receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any.

Inventory

Inventories, which consists of raw materials and finished goods is valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company did not have any reserves for inventory as of June 30, 2021 and December 31, 2020.

Business Acquisition Accounting

The Company applies the acquisition method of accounting for those that meet the criteria of a business combination. The Company allocates the purchase price of its business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

Goodwill and Intangible Assets

The Company has recorded intangible assets, including goodwill, in connection with business combinations. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows.

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

Income Taxes

The Company files income tax returns using the cash basis of accounting. Income taxes are accounted for under the asset and liability method. Current income taxes are based on the year's income taxable for federal and state tax reporting purposes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The carrying amount of deferred tax assets is reviewed at each reporting date and reduced to the extent that it is no longer probable that sufficient taxable income will be available to allow all or part of the asset to be recovered.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Company evaluates its warrants to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. The warrants issued in connection with the November offering contained a cash settlement feature which resulted in a warrant liability of $435,577 as of June 30, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital. For the three and six months ended June 30, 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of $10,948 and ($300,452), respectively. See Note 8 for further information.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended June 30, 2021.

The Company marks to market the fair value of the warrant liabilities at each balance sheet date and records the change in the fair value of the warrant liabilities as other income or expense in the statements of operations.

The Company utilizes the Black-Scholes valuation model to value the derivative warrants as stipulated in the agreement for the warrant holders to receive cash based on that value.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for loans payable approximate fair value because of the immediate or short-term maturity of the financial instruments. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

Loss Per Share

Basic (loss) per share is computed by dividing net (loss) attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	As of June 30,
	2021	2020
Common stock options	579,314	—
Common stock warrants	192,419	—
Total	771,733	—

Stock- Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("ASC"), Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock options, to be recognized in the statements of operations based on their fair values over the requisite service period.
9

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

Revenue Recognition

The Company recognizes revenue when the performance obligations in the client contract has been achieved. A performance obligation is a contractual promise to transfer product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of goods in an amount that reflects the consideration the Company expects to receive in exchange for those goods. To achieve this core principal, the Company applies the following five steps:

1)	Identify the contract with a customer
2)	Identify the performance obligations in the contract
3)	Determine the transaction price
4)	Allocate the transaction price to performance obligations in the contract
5)	Recognize revenue when or as the Company satisfies a performance obligation

For projects, that are completed within the Company’s facility, the company designs, manufactures and sells custom mirrors for hotels and hospitals through contractual agreements. These sales require the company to deliver the products within three to six months from commencement of order acceptance. The Company recognizes revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred revenue represents amounts billed in excess of revenues recognized. Revenues recognized in excess of amounts billed typically does not occur as the Company will not perform any work in excess of the amount the company bills to its customers.  If work is performed in excess of amounts billed, the Company will record an unbilled receivable.
10

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. The Company reports direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as cost of sales. The Company is the principal of direct sales because the Company has the risk of loss and we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. The Company typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Deferred revenue represents amounts invoiced or deposits receeived from our customer for which the Company has not yet satisfied our performance obligation.

The company applied the five-step model to the sales of Akida Holdings, LLC's Airocide products. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide air sterilization units to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation (delivery of Airocide products), as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes revenues at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier.

Revenue generated from work performed at our own facility and work performed by our third-party manufacturers for the three months ended:

	June 30,	June 30,
	2021	2020
Companys own facility (recognized over time)	$331,600	$298,504
Third-party manufacturers (recognized at a point in time)	1,552,719	1,396,860
	$1,884,319	$1,695,364

Revenue generated from work performed at our own facility and work performed by our third-party manufacturers for the six months ended:

	June 30,	June 30,
	2021	2020
Companys own facility (recognized over time)	$775,137	$877,902
Third-party manufacturers (recognized at a point in time)	3,421,797	2,289,096
	$4,196,934	$3,166,998

Deferred revenue was comprised of the following as of:

	June 30,	December 31,
	2021	2020
Companys own facility (recognized over time)	$235,685	$233,080
Third-party manufacturers (recognized at a point in time)	1,509,739	608,556
	$1,745,424	$841,636

All deferred revenue as of December 31, 2020 was recognized as revenue during the six months ended June 30, 2021.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the unaudited condensed consolidated statements of operations. Advertising expense for the three months ended June 30, 2021 and 2020 was $281,258 and $19,406, respectively. Advertising expense for the six months ended June 30, 2021 and 2020 was $309,434 and $37,823, respectively.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of June 30, 2021 and December 31, 2020, the vendor deposit balance was $1,189,364 and $40,800, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of June 30, 2021 and December 31, 2020, capitalized patent costs net of accumulated amortization was $187,595 and $178,088, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded $4,927 and $0, respectively, of amortization expense for these patents. For the three months ended June 30, 2021 and 2020, the Company recorded $2,463 and $0, respectively, of amortization expense for these patents.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has not adopted this accounting pronouncement and is currently evaluating the potential impact of this standard on our consolidated financial statements.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their preliminary estimated fair values as of the date of acquisition, as determined by management. The purchase price allocations are preliminary and a final determination of purchase accounting adjustments, which may be material, will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the year ended December 31, 2021. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce. The preliminary purchase price allocation is based upon preliminary valuations and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired and the residual goodwill.

On February 8, 2021 Applied UV, Inc. (the “Company”), entered into an asset purchase agreement (the “APA”) by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”) and Akida Holdings LLC, a Florida limited liability company (the “Seller”) pursuant to which the Purchaser acquired substantially all of the assets of the Seller and assumed certain of its current liabilities and contract obligations, as set forth in the APA (the “Acquisition”). In the Acquisition, the Purchaser acquired all the Seller’s assets and was assigned its contracts related to the manufacturer and sale of the Airocide™ system, originally developed by NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UV-C and a proprietary, titanium dioxide-based photocatalyst that has applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings, and retail sectors. On February 8, 2021 (the “Closing Date”) the transactions contemplated by the APA were completed.

The preliminary purchase price and purchase price allocation as of the acquisition completion date follows:

The following sets forth the components of the purchase price:

Purchase Price:
Cash	$760,293
Fair market value of common stock issued (1,375,000 shares)	7,122,500
Total Purchase Price	7,882,793

Assets Acquired:
Accounts receivable	233,241
Inventory	211,105
Prepaid expenses	285,490
Machinery and equipment	168,721
Customer relationships	539,000
Trade names	1,156,000
Technology and know how	3,468,000
Total Assets Acquired:	6,061,557

Liabilities assumed
Accounts payable	(415,341)
Deferred revenue	(491,702)
Total Liabilities Assumed	(907,043)

Net Assets Acquired	5,154,514
Excess Purchase Price- “Goodwill”	$2,728,279

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (Continued)

The excess purchase price has been recorded as goodwill in the amount of approximately $2,728,279. The estimated useful life of the identifiable intangible assets (see note 5) is seven to ten years. The goodwill is not amortizable for book purposes.

NOTE 3 – INVENTORY

Inventory consists of raw materials and finished goods of $100,179 and $491,938, respectively, at June 30, 2021.

Inventory consists of raw materials of $156,290 at December 31, 2020.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

	June 30,	December 31,
	2021	2020
Machinery and Equipment	$229,804	$61,083
Leasehold improvements	60,223	60,223
Furniture and Fixtures	33,385	33,385
	323,412	154,691
Less: Accumulated Depreciation	(124,529)	(41,887)
	$198,883	$112,804

Depreciation expense, including amortization of assets under capital leases, for the six months ended June 30, 2021 and 2020 was $82,642 and $4,346, respectively. Depreciation expense, including amortization of assets under capital leases, for the three months ended June 30, 2021 and 2020 was $74,896 and $2,183, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
	2021	2020
Intangible assets subject to amortization
Customer Relationship	$539,000	$—
Trade Names	1,156,000	—
Technology and Know How	3,468,000	—
	5,163,000	—
Less: Accumulated amortization	(224,750)	—
	$4,938,250	$—

During the three months ended June 30, 2021 and 2020, the Company recorded total amortization expense related to intangible assets of $134,850 and $0, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded total amortization expense related to intangible assets of $224,750 and $0, respectively. The useful lives of tradenames and technology is 10 years and the useful life of customer relationships is 7 years.

NOTE 6 – CAPITAL LEASE OBLIGATION

The Company's future minimum principal and interest payments under a capital lease for machinery and equipment are as follows as of June 30, 2021:

2021	$3,640
2022	7,280
2023	1,214
Less: Amount representing interest	(504)
Present value of future minimum lease payments	11,630
Less: current portion	(6,648)
Capital lease obligations	$4,982

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – LOANS PAYABLE

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five 5 payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of June 30, 2021 and December 31, 2020, the company has an outstanding balance of $157,500, respectively.

Minimum obligations under this loan agreement is as follows:

For the twelve months ending June 30,
2021	$67,500
2022	30,000
2023	30,000
2024	30,000
Total	$157,500

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred Stock Series X

On June 17, 2021, the Company filed an amendment of the certificate of designation of Series A Preferred Stock. The Board of Directors, by unanimous written consent, duly adopted resolutions to amend the Series A Preferred Stock Certificate of Designations and changed the name from “Series A Preferred Stock” to “Series X Super Voting Preferred Stock”. All dividend, liquidation preference, voting, conversion, and redemption rights, did not change from the originally filed Certificate of Designation of Series A Preferred Stock.

Reverse Stock Split

In June of 2020, the Company effected a 5:1 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate Incorporation with the Delaware Secretary of State. The Reverse Stock Split combined every five shares of Common Stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of Common Stock. As a result, the number of issued and outstanding shares of Common Stock was retroactively adjusted in the consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

2020 Incentive Plan

On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 (post-split adjusted) shares of common stock available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards. The objectives of the Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of Participants to those of the Company’s stockholders. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants who make or are expected to make significant contributions to the Company’s success and to allow Participants to share in the success of the Company. From time to time, the Company may issue Incentive Awards pursuant to the Plan. Each of the awards will be evidenced by and issued under a written agreement.

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 330,250 shares available for future grants under the plan. The Company also granted an additional 309,564 options outside of the plan during the six months ended June 30, 2021.

A summary of the Company’s option activity and related information follows:

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2020	—	—	$—	$—		$—
Options granted	462,500	137,500	4.96	2.27	10	—
Options forfeited/cancelled	750	(750)	5.00	—		—
Options exercised	—	—	—	—		—
Balances, December 31, 2020	463,250	136,750	4.96	2.27	9.95	—
Options granted outside of the plan	—	309,564	7.80	5.06	10	—
Options granted	(158,000)	158,000	9.73	6.54	10	—
Options forfeited/cancelled	25,000	(25,000)	9.79	—		—
Options exercised	—	—	—	—		—
Balances, June 30, 2021	330,250	579,314	$7.57	$—	9.67	$1,297,698

As of June 30, 2021, 10,357 options were vested at $7.33 per share for an intrinsic value of $25,717.

Share-based compensation expense for options totaling $176,374 and $196,890 was recognized for the three and six months ended June 30, 2021, respectively, based on awards vested. Share-based compensation expense for options totaling $711 and $711 was recognized in our results for the three and six months ended June 30, 2020 based on awards vested.

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

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

As of June 30, 2021, there was $1,814,191 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3.2 year.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2021 and year ended December 31, 2020 are set forth in the table below.

	2021	2020
Weighted average fair value of options granted	$6.54	$2.27
Risk-free interest rate	1.23% to 1.54%	0.31% to 0.37%
Volatility	75.04% to 85%	41.4% to 51.45%
Expected life (years)	6.08-10	5.5
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares	Weighted-Average Exercise Price
Warrants Outstanding at January 1, 2020	—	—
Granted	235,095	$5
Warrants Outstanding at December 31, 2020	235,095	$5
Granted		$6.40
Exercised	(42,676)
Warrants Outstanding and exercisable, June 30, 2021	192,419	$5.84

Share-based compensation expense of $100,896 for warrants granted was recognized for the six months ended June 30, 2020 based on awards vested. There was no compensation expense related to warrants during the six months ended June 30, 2021. The warrants granted in 2020 were issued in connection with the August and November offerings. The warrants issued in connection with the November offering contained a cash settlement feature which resulted in a warrant liability of $435,577 as of June 30, 2021. In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2021, we identified an error relating to the recognition of the initial warrant liability in November of 2020. The error caused additional paid in capital to be overstated by approximately $135,000, warrant liability to be understated by approximately $110,000, and net loss to be overstated by approximately $25,000 as of and for the year ended December 31, 2020. We concluded the impact on the interim financial statements was immaterial and corrected the balances as of June 30, 2021. For the three and six months ended June 30, 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of $10,948 and ($300,452), respectively. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 50.39%, (c) risk free rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on June 30, 2021: (a) exercise price of $6.5625, (b) volatility rate of 71.69%, (c) risk free rate of 0.65%, (d) term of 4.37 years, and (e) dividend rate of 0%.

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

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices of peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

As of December 31, 2020, there was no unrecognized compensation expense related to unvested warrants granted under the Company’s share-based compensation plans.

The weighted average fair value of warrants granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2021 are set forth in the table below.

Weighted average fair value of warrants granted	$1.87
Risk-free interest rate	0.26%
Volatility	50.13-50.39%
Expected life (years)	5
Dividend yield	0.00%

On August 31, 2020, the Company closed its offering (the “August Offering”) in which it sold 1,000,000 common shares at a public offering price of $5.00 per share. In connection with the Offering, the Company (i) received $5,750,000 less underwriting fees of $517,500 and write-off of capitalized IPO Costs in the amount of $341,145, resulting in net proceeds of $4,891,355. Additionally, the Company issued 167,794 shares to Ross Carmel of Carmel, Milazzo & Feil LLP for the Offering. In addition, the underwriters were granted a 45-day option to purchase up to an additional 150,000 shares of Common Stock or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the Securities and Exchange Commission on August 26, 2020, as amended, which became effective on August 28, 2020.

On November 13, 2020, the Company closed its second offering (the “November Offering”) in which it sold 1,401,905 common shares at a public offering price of $5.25 per share. In connection with the Offering, the Company (i) received $7,360,000 less underwriting fees of $625,600 and write-off of previously related capilatlized IPO Costs in the amount of $316,246, resulting in net proceeds of $6,418,155.

Restricted Stock Awards

The Company records compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period.

In July of 2020, the company granted 230,083 restricted stock awards. Of these awards, 127,583 vests quarterly over an 18-month period with the first date of vesting being September 30, 2020. As of June 30, 2021, 85,055 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $106,319 and $212,638 of stock-based compensation related to these awards during the three and six months ended June 30, 2021, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

Restricted Stock Awards (Continued)

On July 9, 2020, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2021. As of June 30, 2021, all the restricted stock awards were vested. The fair market value of these awards was $5 per share. No expense was recorded related to these awards during the three and six months ended June 30, 2021.

On July 9, 2020, 40,000 restricted stock awards were granted. The restricted stock awards vest evenly over a four-year period with the first vesting to occur on January 1, 2021. As of June 30, 2021, 5,000 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $12,500 and $25,000 of stock-based compensation related to these awards during the three and six months ended June 30, 2021, respectively.

On January 1, 2021, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2022. As of June 30, 2021, none of the restricted stock awards were vested. The fair market value of these awards was $4.57 per share. The company recorded $71,406 and $142,813 of compensation expense related to these awards during the three and six months ended June 30, 2021, respectively.

NOTE 9- LEASING ARRANGEMENTS

The Company determines whether an arrangement qualifies as a lease under ASC 842 at inception. The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years. The Company considered these options to extend in determining the lease term used to establish the Company’s right-of use assets and lease liabilities once reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
20

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – LEASING ARRANGEMENTS (continued)

Munnworks, LLC entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and will expire on the 31st day of March 2024 at a monthly rate of $13,400. In March of 2021, the Company obtained additional lease space and the agreement was amended to increase rent expense to $15,000 per month. Rent expense for the six months ended June 30, 2021 and 2020 was $86,800 and $80,400, respectively. Rent expense for the three months ended June 30, 2021 and 2020 was $43,400 and $40,200, respectively. The lease can be cancelled by either party with 150 days of written notice.

Schedule maturities of operating lease liabilities outstanding as of June 30, 2021 are as follows:

2021	$90,000
2022	180,000
2023	180,000
2024	45,000
Total lease payments	495,000
Less: Imputed Interest	(33,420)
Present value of future minimum lease payments	$461,580

Consistent with ASC 842-20-50-4, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. The Company’s lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

NOTE 10 - PAYROLL PROTECTION PROGRAM

In April of 2020, the Company submitted a Paycheck Protection Program (“PPP”) application to Chase Bank for a loan amount equal to $296,827. The amount was approved and the Company has received the funds. The PPP Loan, which is in the form of a PPP promissory note and agreement, matures in April of 2025 and bears interest at a rate of 1.00% per annum. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered utilities, and certain covered mortgage interest payments during the twenty four-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The loan was forgiven in July of 2021 and in accordance with ASC 470, the amount will be recorded as forgiveness of debt income on the date the amount is forgiven.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 11 - NOTE RECEIVABLE- RELATED PARTY

In February of 2021, the Company entered into a non-interest bearing note receivable agreement whereby the Company loaned $500,000 to a related party. All obligations under this note will be secured by a security interest in The collateral as defined in the security agreement. The collateral is comprised of the entirety of the assets of the related party. The non-interest bearing note receivable was recorded at cost basis which approximates fair value because of the short-term maturity of the instrument. Certain directors of the Company are also directors of the related party. The loan matures on the earlier of (i) 180 days from the issuance date or (ii) the closing of the transactions set forth in a definitive acquisition entered into between the lender and the borrower. In the event the loan is paid in full on or before the maturity date, there shall be no interest accrued or payable on the outstanding principal amount. If an acquisition occurs, the $500,000 will be applied against the total acquisition price. If the company decides not to execute a definitive agreement within 180 days from the issuance date, the maturity date shall be the one-year anniversary of the issuance date. In the event of default, the interest shall accrue and be payable on the outstanding principal amount at a fixed rate of interest equal to 16% per annum.

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

For the three months ended June 30, 2021, the company generated and incurred $964,618 of net sales and $746,451 of cost of goods sold from the hospitality segment of our business. For the three months ended June 30, 2021, the company generated and incurred $919,701 of net sales and $604,640 of cost of goods sold from the disinfectant segment of our business.

For the six months ended June 30, 2021, the company generated and incurred $2,532,469 of net sales and $1,817,775 of cost of goods sold from the hospitality segment of our business. For the six months ended June 30, 2021, the company generated and incurred $1,664,465 of net sales and $921,665 of cost of goods sold from the disinfectant segment of our business.

For the three months ended June 30, 2021, the hospitality segment of our business incurred $670,215 of selling, general and administrative expense. The disinfectant segment of our business incurred $1,562,667 of selling, general and administrative expense.

For the six months ended June 30, 2021, the hospitality segment of our business incurred $1,220,230 of selling, general and administrative expense. The disinfectant segment of our business incurred $2,403,428 of selling, general and administrative expense.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 - SEGMENT REPORTING (CONTINUED)

For the three and six months ended June 30, 2021, all research and development costs was incurred from the disinfectant segment of our business.

For the three months ended June 30, 2021, the hospitality segment of our business incurred $237,144 of stock-based compensation expense. For the three months ended June 30, 2021, the disinfectant segment of our business incurred $228,456 of stock-based compensation expense.

For the six months ended June 30, 2021, the hospitality segment of our business incurred $343,130 of stock-based compensation expense. For the six months ended June 30, 2021, the disinfectant segment of our business incurred $333,211 of stock-based compensation expense.

For the six and three months ended June 30, 2020, all net sales and cost of goods sold was generated or incurred from the hospitality segment of our business. During the six months ended June 30, 2020, the hospitality segment of our business incurred $762,761 of selling, general and administrative expenses. The disinfectant segment of our business incurred $52,114 of selling, general and administrative expenses. During the three months ended June 30, 2020, the hospitality segment of our business incurred $386,795 of selling, general and administrative expenses. The disinfectant segment of our business incurred $39,882 of selling, general and administrative expenses.

As of June 30, 2021 and December 31, 2020 assets from the hospitality segment of our business was $1,211,523 and $12,655,779, respectively. As of June 30, 2021 and December 31, 2020, total assets from the disinfectant segment of our business was $10,078,639 and $463,042, respectively. As of June 30, 2021 and December 31, 2020, total assets allocated to our corporate segment was $7,150,572 and $0, respectively.

As of June 30, 2021 and December 31, 2020, total liabilities from the hospitality segment of our business was $2,245,768 and $2,430,349, respectively. As of June 30, 2021 and December 31, 2020, total liabilities from the disinfectant segment of our business amounted to $1,304,952 and $642,669, respectively. As of June 30, 2021 and December 31, 2020, total liabilities allocated to our corporate segment was $435,577 and $0, respectively.

NOTE 13 – RESTATEMENT

While preparing its annual report for the year ended December 31, 2020 the Company identified an error in the timing of recognizing certain revenues.  We erroneously recognized revenues in the amount of $234,570 in the fourth quarter of 2019 and $56,766 in the first quarter of 2020. These revenues should have been recognized during the three months ended June 30, 2020. The tables below summarize the impact of the restatements described above on financial information previously reported on the Company’s Forms 10-Q for the periods ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	As Reported	As Restated	As Reported	As Restated
Net Sales	$1,404,028	$1,695,364	$2,932,428	$3,166,998

Cost of Goods Sold	1,180,769	1,180,769	2,342,582	2,342,582

Gross Profit	223,259	514,595	589,846	824,416

Operating Expenses
Research and development	—	—	—	—
Stock based compensation - general and administrative	101,607	101,607	101,607	101,607
Selling. General and Administrative Expenses	426,677	426,677	814,875	814,875
Total Operating Expenses	528,284	528,284	916,482	916,482

Operating (Loss) Income	(305,025)	(13,689)	(326,636)	(92,066)

Other Income
Gain on settlement	—	—	—	—
Other Income	7,497	7,497	7,497	7,497
Total Other Income	7,497	7,497	7,497	7,497

(Loss) Income Before Provision for Income Taxes	(297,528)	(6,192)	(319,139)	(84,569)

Provision for Income Taxes	—	—	—	—

Net (Loss) Income	(297,528)	(6,192)	(319,139)	(84,569)

Basic and Diluted (Loss) Earnings Per Common Share	$(0.06)	$—	$(0.06)	$(0.02)

These errors had a non-cash impact to cash flows from operations, as such, the statement of cash flows for the six months ended June 30, 2020 reflects an adjustment to net loss and a corresponding adjustment for the change in deferred revenue.

NOTE 14 – SUBSEQUENT EVENTS

Amendment to Certificate of Incorporation

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is currently authorized to designate and issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series and, subject to the limitations prescribed by the Company’s amended and restated certificate of incorporation and Delaware corporate law, with such rights, preferences, privileges and restrictions of each class or series of preferred stock, including dividend rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any class or series as the Company’s board of directors may determine, without any vote or action by the Company’s shareholders. As of July 6, 2021, we had 10,000 preferred shares designated as Super Voting Preferred Stock and 2,000 of such shares issued and outstanding and 990,000 shares of preferred stock authorized but undesignated and unissued. On July 13, 2021 the Company designated 990,000 shares of preferred stock to Series A Cumulative Perpetual Preferred Stock. Upon the Company may, subject to certain conditions, at the Company’s option, redeem the Series A Preferred Stock, in whole or in part within 90 days after the first date on which such Delisting Event occurred or within 120 days after the first date on which such Change of Control occurred, as applicable, by paying $25.00 per share, plus any accumulated and unpaid dividends up to, but not including, the redemption date.

Preferred Stock Offering

On July 13, 2021, Applied UV, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Representative”) of the underwriters (“Underwriters”), related to the offering of 480,000 shares (the “Shares”) of the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a public offering price of $25.00 per share, which excludes 72,000 shares of Series A Cumulative Perpetual Preferred Stock that may be purchased by the Underwriters pursuant to their overallotment option granted to the Underwriters under the terms of the Underwriting Agreement.

The Shares were offered and sold by the Company pursuant to the terms of the Underwriting Agreement and registered pursuant to the Company’s registration statement on (i) Form S-1 (File No. 333-257197), as amended, which was filed with the Securities and Exchange Commission (the “Commission”) and declared effective by the Commission on July 12, 2021 and (ii) the Company’s registration statement on Form S-1MEF (File No. 333-257862), which was filed with the Commission on July 13, 2021 and declared effective upon filing.

The closing of the offering for the Shares took place on July 16, 2021. The Shares have been approved for listing on Nasdaq under the trading symbol “AUVIP” and trading on Nasdaq began on July 14, 2021. Aggregate gross proceeds from the closing were $12.0 million before deducting underwriting discounts and commissions and fees and other estimated offering expenses. The Company intends to use the net proceeds from the offering to fund a segregated dividend account in an amount equal to the first 12 monthly dividend payments and the remaining net proceeds for general corporate purposes, including new investments and acquisitions.

On July 29, 2021, the Company issued a press release announcing that in connection with its previously announced public offering of its 10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, it had closed the exercise of the underwriter’s overallotment option of 72,000 shares at $25.00 per share. The Company received aggregate gross proceeds of approximately $1.8 million, before deducting underwriting discounts and commissions and fees and other estimated offering expenses.

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

Following the Company’s initial public offering, product development efforts were accelerated. The system’s technology development roadmap, including connected and data-enabled capabilities has been refined and the Clarity D3 application will be launched along with the updated version of the SteriLumen Ribbon (now branded Lumicide™) in the fall of 2021. The Company has also achieved UL certification for both the stand-alone Ribbon, and integrated Drain products, ensuring that the Company meets requirements of commercial customers who rely on the UL mark as evidence of safety, quality, and reliability.

The Company works with distributors to sell both SteriLumen and Munnworks product lines, and is in the process of signing up new SteriLumen distributors of significant breadth and scale to introduce the SteriLumen products to new markets, including building management, commercial real estate, and environmental health and safety.

Munnworks is a manufacturer of custom designed fine mirrors specifically for the hospitality industry with one manufacturing facility in Mount Vernon, New York. Our goal is to contribute to the creation of what our design industry clients seek: manufacturing better framed mirrors on budget and on time. As part of our long-term strategy, the Company has instituted multi-site production for high-value items, complicated designs and finishes. Our headquarters in Mount Vernon, NY serves as the center for multi-country manufacturing. The Company works with a satellite network of artisans and craftsmen, including gilders, carvers, and old-world finishers.

In addition to our domestic partners, the Company maintains overseas production capability with on-site Munnworks employees. Moreover, as company policy, the Company conducts on-site factory visits for all in-process and outgoing orders, which are observed and checked by a project manager from our home office in Mount Vernon, NY before they leave our overseas partners’ facilities. The combination of quality, innovative, stylish merchandise, and value pricing has led us to develop a loyal customer base.

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). Akida is the manufacturer of the Airocide™ system of air purification technologies, originally developed by NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocery, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 (restated)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020 (restated)
Net Sales	$4,196,934	100.0%	$3,166,998	100.0%
Cost of Goods Sold	2,739,440	65.3%	2,342,582	74.0%
Gross Profit	1,457,494	34.7%	824,416	26.0%

Research and development	53,408	1.3%	—	0.0%
Stock based compensation	676,341	16.1%	101,607	3.2%
Selling, General and Administrative Expenses	3,623,658	86.3%	814,875	25.7%
Total Operating expenses	4,353,407	103.7%	916,482	28.9%
Operating Loss	(2,895,913)	(69.0%)	(92,066)	(2.9%)
Other (Expense) Income
Change in Fair Market Value of Warrant Liability	(300,452)	(7.2%)	—	0.0%
Other income	25,182	0.6%	7,497	0.2%
Total Other (Expense) Income	(275,270)	(6.6%)	7,497	0.2%
Loss Before Provision for Income Taxes	(3,171,183)	(75.6%)	(84,569)	(2.7%)
Provision for Income Taxes	—	0.0%	—	0.0%
Net Loss	$(3,171,183)	(75.6%)	$(84,569)	(2.7%)

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consist of all sales to customers, net of returns. Our net sales for the six months ended June 30, 2021 increased by 32.5% to $4,196,934 from $3,166,998 in the six months ended June 30, 2020. The net sales and financial results for the current period reflect the impact of our Akida asset acquisition that closed on February 8, 2021. All net sales for previous periods presented were generated entirely from our MunnWorks group. We are seeing an improvement in the hospitality industry as the economy rebounds from the COVID-19 pandemic, and as a result our MunnWorks revenues are returning to normal operating levels. We are experiencing some delays in one of our Sterilumen product lines that we anticipate will be resolved in the 2nd half of this year.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For the six months ended June 30, 2021, gross profit increased to $1,457,494 from $824,416 for the six months ended June 30, 2020. Gross profit as a percentage of net sales increased to 34.7% for the six months ended June 30, 2021 from 26.0% in the six months ended June 30, 2020, primarily driven by the impact of our Akida asset acquisition and the sales recovery from our MunnWorks group. Throughout the pandemic the Company continued to retain direct labor employees to comply with payroll protection plan loan forgiveness criteria. The loan was forgiven on July 7, 2021. Additionally, major components and cost drivers of our cost of sales is influenced by the cost of materials, shipping, overhead, and labor costs, which has become more of a challenge during this current supply chain environment.

’s adoption of its incentive plan and issuance of options and warrants during the quarter. On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 shares of common stock available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards. Stock based compensation increased to $676,341 for the six months ended June 30, 2021, from $101,607 for the six months ended June 30, 2020, primarily due to the timing of the hiring of key staff members and the new employment agreement for the President of Applied UV effective Q2 2021.

Selling, General and Administrative expenses, including the costs of operating our corporate office, are also an important component of our operating performance. Compensation and benefits comprise most of our operating expenses. Selling, General and Administrative expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with corporate property and equipment, and stock compensation expense. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. For the six months ended June 30, 2021, Selling, General and Administrative expenses increased to $3,623,658 from $814,875 in the six months ended June 30, 2020. The increase was attributable to a variety of factors, including costs related to the Akida asset acquisition and the inclusion of additional expenses associated with that line of business, an increase in professional and consulting fees, office salaries, and the hiring of key personnel [Chief Executive Officer, Chief Operations Officer, Vice President of Global Sales, and Vice President of Product Marketing and Corporate Development], primarily focused on expanding the disinfection segment of our business.

The Company recorded a loss on the change in fair value of warrant liability in the amount of $300,452 for the six months ended June 30, 2021. Warrants that were issued in connection with the November 2020 public offering contained a cash settlement feature which resulted in a warrant liability of $435,577 as of June 30, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital.

We recorded net loss of $3,171,183 in the six months ended June 30, 2021, compared to a net loss of $84,569 in the six months ended June 30, 2020. The net loss in 2021 was due primarily to an increase in SG&A costs to improve future operations and expand the disinfection segment of our business.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 (restated

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020 (restated)
Net Sales	$1,884,319	100.0%	$1,695,364	100.0%
Cost of Goods Sold	1,351,091	71.7%	1,180,769	69.6%
Gross Profit	533,228	28.3%	514,595	30.4%

Research and development	9,763	0.5%	—	0.0%
Stock based compensation - general and administrative	465,600	24.7%	101,607	6.0%
Selling. General and Administrative Expenses	2,232,882	118.5%	426,677	25.2%
Total Operating expenses	2,708,245	143.7%	528,284	31.2%
Operating Loss	(2,175,017)	(115.4%)	(13,689)	(0.8%)
Other Expense
Change in Fair Market Value of Warrant Liability	10,948	0.6%	—	0.0%
Other (expense) income	25,837	1.4%	7,497	0.4%
Total Other Expense	36,785	2.0%	7,497	0.4%
Loss Before Provision for Income Taxes	(2,138,232)	(113.5%)	(6,192)	(0.4%)
Provision for Income Taxes	—	0.0%	—	0.0%
Net Loss	$(2,138,232)	(113.5%)	$(6,192)	(0.4%)

Our net sales for the three months ended June 30, 2021 increased by 11.1% to $1,884,319 from $1,695,364 in the three months ended June 30, 2020. Due to the current supply chain/logistics environment, the Company experienced delays in fulfilling orders in Q2 that will now be pushed into the 2nd half.

For the three months ended June 30, 2021, gross profit increased to $533,228 from $514,595 for the three months ended June 30, 2020. Gross profit as a percentage of net sales decreased to 28.3% for the three months ended June 30, 2021 as compared to 30.4% in the three months ended June 30, 2020.

For the three months ended June 30, 2021, Selling, General and Administrative expenses increased to $2,232,882 from $426,677 in the three months ended June 30, 2020. The increase was attributable to a variety of factors, including costs related to the Akida asset acquisition and the inclusion of additional expenses associated with that line of business, an increase in professional and consulting fees office salaries, and the hiring of key personnel [Chief Executive Officer, Chief Operations Officer, Vice President of Global Sales, and Vice President of Product Marketing and Corporate Development], primarily focused on expanding the disinfection segment of our business.

The Company recorded a gain on the change in fair value of warrant liability in the amount of $10,948 for the three months ended June 30, 2021. Warrants that were issued in connection with the November 2020 public offering contained a cash settlement feature which resulted in a warrant liability of $435,577 as of June 30, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital.

We recorded net loss of $2,138,232 in the three months ended June 30, 2021, compared to a net loss of $6,192 in the three months ended June 30, 2020. The net loss in 2021 was due primarily to an increase in SG&A costs to improve future operations and expand the disinfection segment of our business.

Liquidity and Capital Resources

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 (restated)

Net Cash (Used in) Provided by Operating Activities	$(3,398,543)	$303,148
Net Cash Used in Investing Activities	(1,274,728)	(98,244)
Net Cash (Used in) Provided by Financing Activities	(67,101)	220,783
Net (decrease) increase in cash	(4,740,372)	425,687
Cash at beginning of year	11,757,930	1,029,936
Cash at end of year	7,017,558	1,455,623

For the six months ended June 30, 2021, cash used in operating activities was ($3,398,543) compared with cash provided by operating activities of $303,148 for the six months ended June 30, 2020. Our operating cash inflows include cash received primarily from sales of our product and collections of our accounts receivable. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, and employee compensation. Our net loss for the six months ended June 30, 2021 was ($3,171,183) compared to a net loss of ($84,569). Additionally, the major operating activities that further reduced cash was an increase in vendor deposits of ($1,148,564), offset primarily by non-cash expenses of $676,341 for stock compensation and $312,319 for depreciation and amortization. Vendor deposits increased as we secure the supply needed in support of our 2nd half sales forecast.

In the six months ended June 30, 2021, net cash used in investing activities was ($1,274,728) as compared to cash used in investing activities of ($98,244) in the six months ended June 30, 2020. The increase in cash used was mainly attributable to cash paid in connection with the Akida asset acquisition net of cash acquired ($760,293), and a loan of ($500,000) to a related party in the form of a secured note receivable.

In the six months ended June 30, 2021, cash used in financing activities was ($67,101), primarily due to a liability settlement of ($65,000), as compared to cash provided by financing activities of $220,783 in the six months ended June 30, 2020, primarily due to the proceeds from the Payroll Protection Program of $296,827.

Working Capital. We had working capital of $6,151,273 at June 30, 2021, a decrease of ($3,497,823) from a working capital of $9,649,096 as of December 31, 2020. The decrease in working capital is largely attributable to a decrease in cash of ($4,740,372), an increase in vendor deposits of $1,148,564, an increase in notes receivable-related party of $500,000, a decrease in accounts payable and accrued expenses of ($644,664), an increase in inventories of ($224,721), an increase in warrant liability of $435,577, and an increase in deferred revenue of $412,086. The changes in working capital were impacted by the net assets of Akida acquired on February 8, 2021, which totaled ($36,225).

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2021	2022-2024	2025-2026	Thereafter
Capital lease obligations	$11,630	3,640	7,990	—	—
Operating lease obligations (1)	495,000	90,000	405,000	—	—
Notes payable (2)	157,500	67,500	90,000	—	—
Total	664,130	161,140	502,990	—	—

(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000.

(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the six months ended June 30, 2021.

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

33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Date: August 16, 2021	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

34