Form 10-Q
period 2021-09-30
Applied UV, Inc.
filed 2021-11-15
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AUVI	The Nasdaq Stock Market LLC

10.5% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share	AUVIP	The Nasdaq Stock Market LLC

As of November 15, 2021, the Company has 9,715,386 shares of common stock issued and outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

	2021	2020
Assets
Current Assets
Cash and equivalents	$11,746,826	$11,757,930
Restricted cash	1,207,500	—
Accounts receivable, net of allowance for doubtful accounts	949,384	232,986
Inventory	1,284,136	156,290
Vendor deposits	966,166	40,800
Note receivable, related party	500,000	—
Prepaid expense and other current assets	370,155	158,498
Total Current Assets	17,024,167	12,346,504

Machinery and equipment, net of accumulated depreciation	224,368	112,804
Goodwill	3,671,607	—
Other intangible assets, net of accumulated amortization	9,373,400	—
Right of use asset	1,826,463	481,425
Patents, net of accumulated amortization	185,132	178,088
Total Assets	$32,305,137	$13,118,821

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,358,494	$1,398,073
Deferred revenue	1,045,298	841,636
Income tax payable	—	173,716
Warrant liability	284,007	—
Financing lease obligations	6,648	6,648
Lease liability	380,869	139,908
Payroll protection program loan	—	69,927
Loan payable	67,500	67,500
Total Current Liabilities	3,142,816	2,697,408
Long-term Liabilities
Financing lease obligations - less current portion	19,477	8,240
Note payable-less current portion	90,000	90,000
Lease liability-less current portion	1,447,574	341,517
Payroll protection program loan-less current portion	—	226,900
Total Long-Term Liabilities	1,557,051	666,657

Total Liabilities	4,699,867	3,364,065

Stockholders' Equity
Preferred stock, Series A Cumulative Perpetual, $0.0001 par value, 990,000 shares authorized, 552,000 shares issued and outstanding as of September 30, 2021, and no shares issued and outstanding as of December 31, 2020, $25 per share liquidation value	55	—
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 2,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Common stock $.0001 par value, 150,000,000 shares authorized;9,715,386 shares issued and outstanding as of September 30, 2021, and 7,945,034 shares issued and outstanding as of December 31, 2020	972	795

Additional paid-in capital	34,316,820	11,973,051
Accumulated deficit	(6,712,578)	(2,219,091)
Total Stockholders' Equity	27,605,270	9,754,756

Total Liabilities and Stockholders' Equity	$32,305,137	$13,118,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020 (Restated)

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
	2021	2020	2021	2020 (Restated- Note 13)
Net Sales	$3,551,564	$1,560,633	$7,748,499	$4,727,631

Cost of Goods Sold	2,500,163	1,482,455	5,231,155	3,825,037

Gross Profit	1,051,401	78,178	2,517,344	902,594

Operating Expenses
Research and development	—	65,037	53,408	65,037
Stock based compensation	426,268	279,707	1,102,609	381,314
Selling, General and Administrative Expenses	2,256,757	624,228	5,888,863	1,443,276
Total Operating Expenses	2,683,025	968,972	7,044,880	1,889,627

Operating Loss	(1,631,624)	(890,794)	(4,527,536)	(987,033)

Other Income (Loss)
Change in Fair Market Value	151,570	—	(148,882)	—
of Warrant Liability
Forgiveness of paycheck protection program loan	296,827	—	296,827	—
Other Income	1,068	235	26,250	11,905
Total Other Income	449,465	235	174,195	11,905

Loss Before Benefit	(1,182,159)	(890,559)	(4,353,341)	(975,128)

Benefit from Income Taxes	(101,354)	—	(101,354)	—
Net Loss	$(1,080,805)	$(890,559)	$(4,251,987)	$(975,128)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(241,500)	—	(241,500)	—
Net Loss attributable to common stockholders	(1,322,305)	(890,559)	(4,493,487)	(975,128)
Basic and Diluted Loss Per Common Share	$(0.14)	$(0.17)	$(0.48)	$(0.19)

Weighted Average Shares Outstanding - basic and diluted	9,421,908	5,222,422	9,282,675	5,075,513

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2020 (Restated)

	Preferred Stock		Preferred Stock
	Series A Cumulative		Series X Voting		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
Balance, January 1, 2020	—	$—	2,000	$1	5,001,252	$500	$—	$1,149,719	$1,150,220
Net loss (Restated)	—	—	—	—	—	—	—	(78,377)	(78,377)
Balance, March 31, 2020 (Restated)	—	—	2,000	1	5,001,252	500	—	1,071,342	1,071,843
Shares issued to Carmel, Milazzo & Feil LLP	—	—	—	—	102,066	10	507,795	—	507,805
Stock-based compensation	—	—	—	—	—	—	101,607	—	101,607
Net loss (Restated)	—	—	—	—	—	—	—	(6,192)	(6,192)
Balance, June 30, 2020 (Restated)	—	—	2,000	1	5,103,318	510	609,402	1,065,150	1,675,063
Stock-based compensation	—	—	—	—	21,264	2	279,705	—	279,707
Common stock issued in public offering, net of costs	—	—	—	—	1,150,000	115	4,080,006	—	4,080,121
Shares issued to Carmel, Milazzo & Feil LLP	—	—	—	—	59,726	6	301,175	—	301,181
Net loss	—	—	—	—	—	—	—	(890,559)	(890,559)
Balance, September 30, 2020	—	$—	2,000	$1	6,334,308	$633	$5,270,288	$174,591	$5,445,513

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2021

	Preferred Stock		Preferred Stock
	Series A Cumulative		Series X Voting		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder Equity
Balance, January 1, 2021	—	$—	2,000	$1	7,945,034	$795	$11,973,051	$(2,219,091)	$9,754,756
Shares granted to settle previously recorded liability	—	—	—	—	3,000	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 8)	—	—	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	—	—	17,135	2	1,155	—	1,157
Common stock issued for acquisition	—	—	—	—	1,375,000	137	7,122,363	—	7,122,500
Stock-based compensation	—	—	—	—	62,500	6	210,735	—	210,741
Net loss	—	—	—	—	—	—	—	(1,032,951)	(1,032,951)
Balance, March 31, 2021	—	—	2,000	1	9,402,669	940	19,193,599	(3,252,042)	15,942,498
Cashless exercise of warrants	—	—	—	—	717	—	—	—	—
Stock-based compensation	—	—	—	—	12,000	2	465,598	—	465,600
Net loss	—	—	—	—	—	—	—	(2,138,232)	(2,138,232)
Balance, June 30, 2021	—	—	2,000	1	9,415,386	942	19,659,197	(5,390,274)	14,269,866
Preferred stock issued in public offering, net of costs	552,000	55	—	—	—	—	12,272,385	—	12,272,440
Common stock issued for acquisition	—	—	—	—	300,000	30	1,958,970	—	1,959,000
Stock-based compensation	—	—	—	—	—	—	426,268	—	426,268
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	(241,500)	(241,500)
Net loss	—	—	—	—	—	—	—	(1,080,804)	(1,080,804)
Balance, September 30, 2021	552,000	$55	2,000	$1	9,715,386	$972	$34,316,820	$(6,712,578)	$27,605,270

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020 (Restated)

	2021	2020 (Restated)
Cash flows from Operating Activities
Net Loss	$(4,251,987)	$(975,128)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities

Stock based compensation	1,102,609	381,314
Bad debt expense (recovery)	(70,004)	50,000
Change in fair market value of warrant liability	148,882	—
Forgiveness of paycheck protection program loan	(296,827)	—
Gain on settlement of loan payable	(20,000)	—
Amortization of right-of-use asset	539,692	—
Depreciation and amortization	481,040	13,528
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	113,967	1,443,706
Inventory	(313,994)	(90,212)
Vendor deposits	(925,366)	(41,761)
Prepaid expenses	84,828	(22,398)
Income taxes payable	(173,716)	—
Accounts payable and accrued expenses	(645,183)	(152,864)
Deferred revenue	(422,793)	(732,934)
Operating lease liability	(537,712)	—
Total Adjustments	(934,577)	848,379
Net Cash Used in Operating Activities	(5,186,564)	(126,749)

Cash Flows From Investing Activities
Cash paid for patent costs	(19,001)	(55,814)
Purchase of machinery and equipment	—	(98,244)
Cash paid for acquisition, net of cash acquired (Note 2)	(5,060,193)
Note receivable, related party	(500,000)	—
Net Cash Used in Investing Activities	(5,579,194)	(154,058)

Cash Flows From Financing Activities
Payments on Financing leases	(4,943)	(4,331)
Proceeds from warrant exercise	1,157	—
Loan to officer	—	4,225
Dividends to preferred shareholders	(241,500)	—
Payments on loans payable	(65,000)	(37,500)
Proceeds from equity raise, net of offering costs of $1,527,560 and $860,909, respectively	12,272,440	4,889,091
Proceeds from payroll protection program	—	296,827
Net Cash Provided by Financing Activities	11,962,154	5,148,312

Net Increase in Cash and equivalents	1,196,396	4,867,505
Cash, restricted cash and cash equivalents at January 1,	11,757,930	1,029,936
Cash, restricted cash and cash equivalents at September 30,	$12,954,326	$5,897,441

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,022	$1,204
Income Taxes	$185,105	$—
Supplemental Non-Cash Items
Initial recognition of warrant liability	$135,125	$—
Shares granted to settle previously recorded liability	$21,420	$808,986
Recognition of right of use asset - operating lease	$1,884,730	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

In February 2019, Applied UV, Inc. (the "Parent") was formed and incorporated in the State of Delaware for the intended purpose of holding the equity of SteriLumen, Inc. (“SteriLumen”), Munnworks, LLC (“Munnworks” and together with SteriLumen, the “Subsidiaries”) and other companies acquired or created by the Parent in the future. The Parent acquired the Subsidiaries pursuant to three share exchanges whereby the equity holders of the Subsidiaries exchanged all of their equity interests in the Subsidiaries for shares of voting stock of the Parent. As a result of the share exchanges, each Subsidiary became a wholly-owned subsidiary of the Parent. The Parent and each Subsidiary are collectively referred to herein as (the "Company").

SteriLumen is engaged in the design, manufacture, assembly and distribution of (i) automated disinfecting mirror systems for use in hospitals and other healthcare facilities and (ii) air purification systems through its purchase of substantially all of the assets of Akida and KES as described below. Munnworks, LLC is engaged in the manufacture of fine mirrors specifically for the hospitality industry.

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). At the time of this acquisition, Akida owned the Airocide™ system of air purification technologies, originally developed for NASA, with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands and organizations such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. Akida contracted KES Science & Technology, Inc. (“KES”) to manufacture, warehouse and distribute the Airocide™ system and Akida’s contractual relationship with KES was assigned to and assumed by the Company as part of the acquisition.

On September 28, 2021, the Company acquired all the assets and assumed certain liabilities of KES. At the time of the acquisition, KES was principally engaged in the manufacturing and distribution of the Airocide™ system of air purification technologies and misting systems. KES also had the exclusive right to the sale and distribution of the Airocide™ system in certain markets. This acquisition consolidates all of manufacturing, sale and distribution of the Airocide™ system under the Sterilumen brand and expands the Company’s market presence in food distribution, post-harvest produce, wineries, and retail sectors. The Company sells its products throughout the United States, Canada, and Europe.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of September 30, 2021 and December 31, 2020, the Company had $7,938,791 and $0, respectively, in cash equivalents. The Company also maintains a restricted cash balance to satisfy its preferred shareholder redemption requirements (Refer to Note 8).

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

Inventory

Inventories, which consists of raw materials and finished goods is valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company did not have any reserves for inventory as of September 30, 2021 and December 31, 2020.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended September 30, 2021.

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

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share:

Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share

	As of September 30,
	2021	2020
Common stock options	589,314	1,750
Common stock warrants	192,419	165,000
Total	781,733	166,750

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

Revenue Recognition

The Company recognizes revenue when the performance obligations in the client contract has been achieved. A performance obligation is a contractual promise to transfer product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of goods in an amount that reflects the consideration the Company expects to receive in exchange for those goods. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer.

2)	Identify the performance obligations in the contract.

3)	Determine the transaction price.

4)	Allocate the transaction price to performance obligations in the contract.

5)	Recognize revenue when or as the Company satisfies a performance obligation.

For projects, that are completed within the Company’s facility, the company designs, manufactures and sells custom mirrors for hotels and hospitals through contractual agreements. These sales require the company to deliver the products within three to nine months from commencement of order acceptance. The Company recognizes revenue over time by using the input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. Deferred revenue represents amounts billed in excess of revenues recognized. Revenues recognized in excess of amounts billed typically does not occur as the Company will not perform any work in excess of the amount the company bills to its customers.  If work is performed in excess of amounts billed, the Company will record an unbilled receivable.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. The Company reports direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as cost of sales. The Company is the principal of direct sales because the Company has the risk of loss and we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. The Company typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Deferred revenue represents amounts invoiced or deposits received from our customer for which the Company has not yet satisfied our performance obligation.

The company applied the five-step model to the sales of Akida Holdings, LLC's and KES Science and Technology, Inc.’s Airocide and misting system products. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide air sterilization units and misting systems to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation (delivery of Airocide and KES products), as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct, as a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes revenues at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier.

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

	September 30,
	2021	2020
Recognized over time	$322,656	$633,508
Recognized at a point in time	3,228,909	927,125
	$3,551,565	$1,560,633

Revenue recognized over time and revenue recognized at a point in time for the nine months ended:

	September 30,
	2021	2020 (Restated)
Recognized over time	$1,097,793	$1,511,410
Recognized at a point in time	6,650,706	3,216,221
	$7,748,499	$4,727,631

Deferred revenue was comprised of the following as of:

	September 30,	December 31,
	2021	2020
Recognized over time	$92,493	$233,080
Recognized at a point in time	952,805	608,556
	$1,045,298	$841,636

All deferred revenue as of December 31, 2020 was recognized as revenue during the nine months ended September 30, 2021.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the unaudited condensed consolidated statements of operations. Advertising expense for the three months ended

September 30, 2021 and 2020 was $315,115 and $38,277, respectively. Advertising expense for the nine months ended September 30, 2021 and 2020 was $624,549 and $76,100.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of September 30, 2021 and December 31, 2020, the vendor deposit balance was $966,166 and $40,800, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of September 30, 2021 and December 31, 2020, capitalized patent costs net of accumulated amortization was $185,132 and $178,088, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded $7,030 and $0, respectively, of amortization expense for these patents. For the nine months ended September 30, 2021 and 2020, the Company recorded $11,957 and $0, respectively, of amortization expense for these patents.

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

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company plans to adopt this standard on January 1, 2022.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITIONS

The Company accounted for the acquisitions (as described below) as business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their preliminary estimated fair values as of the date of acquisition, as determined by management. The purchase price allocations are preliminary and a final determination of purchase accounting adjustments, which may be material, will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the year ended December 31, 2021. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including cost synergies expected to be realized. The preliminary purchase price allocation is based upon preliminary valuations and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired and the residual goodwill.

On February 8, 2021 Applied UV, Inc. (the “Company”), entered into an asset purchase agreement (the “APA”) by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”) and Akida Holdings LLC, a Florida limited liability company (the “Seller”) pursuant to which the Purchaser acquired substantially all of the assets of the Seller and assumed certain of its current liabilities and contract obligations, as set forth in the APA (the “Acquisition”). In the Acquisition, the Purchaser acquired all the Seller’s assets and was assigned its contracts related to the manufacturer and sale of the Airocide™ system, originally developed for NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UV-C and a proprietary, titanium dioxide-based photocatalyst that has applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings, and retail sectors. On February 8, 2021 (the “Closing Date”) the transactions contemplated by the APA were completed.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The preliminary purchase price and related purchase price allocation (which are still in process and subject to change) are as follows:

Purchase Price:
Cash	$760,293
Fair market value of common stock issued (1,375,000 shares)	7,122,500
Total Purchase Price	7,882,793

Assets Acquired:
Accounts receivable	233,241
Inventory	211,105
Prepaid expenses	285,490
Machinery and equipment	168,721
Customer relationships	539,000
Trade names	1,156,000
Technology and know how	3,468,000
Total Assets Acquired:	6,061,557

Liabilities Assumed:
Accounts payable	(415,341)
Deferred revenue	(491,702)
Total Liabilities Assumed	(907,043)
Net Assets Acquired	5,154,514
Excess Purchase Price "Goodwill"	$2,728,279

The excess purchase price has been recorded as goodwill in the amount of $2,728,279. The estimated useful life of the identifiable intangible assets (see note 5) is seven to ten years. The goodwill is amortizable for tax purposes.

On September 28, 2021, SteriLumen, Inc. completed an Asset Purchase Agreement with the combined entities consisting of JJS Technologies, LLC (“JJS”), a Georgia limited liability company, and KES Science & Technology, Inc. (“KES”), a Georgia corporation.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The preliminary purchase price and related purchase price allocation (which are still in process and subject to change) are as follows:

Purchase Price:
Cash	$4,299,900
Fair market value of common stock issued (300,000 shares)	1,959,000
Total Purchase Price	6,258,900

Assets Acquired:
Accounts receivable	527,120
Inventory	602,746
Prepaid expenses	10,995
Machinery and equipment	52,326
Trade names	914,000
Technology and know how	3,656,000
Total Assets Acquired:	5,763,187

Liabilities Assumed:
Accounts payable	(447,615)
Total Liabilities Assumed	(447,615)
Net Assets Acquired	5,315,572
Excess Purchase Price "Goodwill"	$943,328

The excess purchase price has been recorded as goodwill in the amount of $943,328. The estimated useful life of the identifiable intangible assets is ten years. (see note 5) The goodwill is amortizable for tax purposes.

NOTE 3 – INVENTORY

Inventory consists of raw materials and finished goods of $49,066 and $1,235,070, respectively, at September 30, 2021.

Inventory consists of raw materials of $156,290 at December 31, 2020.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under Financing leases) are summarized by major classifications as follows:

	September 30,	December 31,
	2021	2020
Machinery and Equipment	$282,130	$61,083
Leasehold improvements	60,223	60,223
Furniture and Fixtures	33,385	33,385
	375,738	154,691
Less: Accumulated Depreciation	(151,370)	(41,887)
	$224,368	$112,804

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 4 – PROPERTY AND EQUIPMENT (continued)

Depreciation expense, including amortization of assets under Financing leases, for the three months ended September 30, 2021 and 2020 was $26,840 and $9,182, respectively.

Depreciation expense, including amortization of assets under Financing leases, for the nine months ended September 30, 2021 and 2020 was $109,483 and $13,528, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020
Intangible assets subject to amortization
Customer Relationship	$539,000	$—
Trade Names	2,070,000	—
Technology and Know How	7,124,000	—
	9,733,000	—
Less: Accumulated Amortization	(359,600)	—
	$9,373,400	$—

During the three months ended September 30, 2021 and 2020, the Company recorded total amortization expense related to intangible assets of $134,850 and $0, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded total amortization expense related to intangible assets of $359,600 and $0, respectively. The useful lives of tradenames and technology is 10 years, and the useful life of customer relationships is 7 years.

NOTE 6 – FINANCING LEASE OBLIGATION

The Company's future minimum principal and interest payments under a Financing lease for machinery and equipment are as follows as of September 30, 2021:

2021	$19,819
2022	5,595
2023	1,215
Less: Amount representing interest	(504)
Present value of future minimum lease payments	26,125
Less: current portion	(6,648)
Financing lease obligations	$19,477

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – LOANS PAYABLE

In April of 2021, the company settled a previously issued loan payable of $85,000 which was included in accounts payable and accrued expenses as of December 31, 2020, for $65,000 and recorded a $20,000 gain on settlement.

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of September 30, 2021 and December 31, 2020, the company has an outstanding balance of $157,500, respectively.

Minimum obligations under this loan agreement are as follows:

For the twelve months ending September 30,
2021	$67,500
2022	30,000
2023	30,000
2024	30,000
Total	$157,500

NOTE 8 – STOCKHOLDERS' EQUITY

Amendment of the Certificate of Designation

On June 17, 2021, the Company filed an amendment of the certificate of designation of Series A Preferred Stock. The Board of Directors, by unanimous written consent, duly adopted resolutions to amend the Series A Preferred Stock Certificate of Designations and changed the name from “Series A Preferred Stock” to “Series X Preferred Stock”. All dividend, liquidation preference, voting, conversion, and redemption rights, did not change from the originally filed Certificate of Designation of Series A Preferred Stock. There are 2,000 Series X Preferred Shares issued and outstanding as of September 30, 2021.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series . The Company had 10,000 preferred shares designated as Series X Preferred Stock and 990,000 shares of preferred stock authorized but undesignated and unissued.

During the quarter ended September 30, 2021, the Company designated 990,000 shares of preferred stock as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). There are 552,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021. Upon certain events, the Company may, subject to certain conditions, at the Company’s option, redeem the Series A Preferred Stock. See below for a further description of the Series A Preferred Stock:

Dividends: Holders are entitled to receive, cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The company has classified $1,207,500 as restricted cash as of September 30, 2021 as a reserve to pay the remaining required dividends for the first year.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

Redemption: Company has an optional redemption right beginning July 16, 2022, which redemption price declines annually. The initial redemption price after year 1 is $30 and decreases annually over 5 years to $25 per share. The Company also has a special optional redemption right upon the occurrence of a Delisting Event or Change of Control, as defined, at $25 per share plus accrued and unpaid dividends.

Voting Rights: The holders have no voting rights, except for voting on certain corporate decisions, or upon default in payment of dividends for any twelve periods, in which case the holders would have voting rights to elect two additional directors to serve on the Board of Directors.

Conversion Rights: Such shares are not convertible unless and until the occurrence of a Delisting Event or Change of Control and when the Company has not exercised its special optional redemption right. The conversion price would be the lesser of the amount converted based on the $25.00 liquidation preference plus accrued dividends divided by the common stock price of the Delisting Event or Change of Control (as defined) or $5.353319 (Share Cap). Effectively, the Share Cap limits the common stock price to no lower than $4.67.

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

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 320,250 shares available for future grants under the plan. The Company also granted an additional 309,564 options outside of the plan during the nine months ended September 30, 2021.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

A summary of the Company’s option activity and related information follows:

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2020	—	—	$—	$—		$—
Options granted	462,500	137,500	4.96	2.27	10	—
Options forfeited/cancelled	750	(750)	5.00	—		—
Options exercised	—	—	—	—		—
Balances, December 31, 2020	463,250	136,750	$4.96	$2.27	9.95	$—
Options granted outside of the plan	—	309,564	7.80	5.06	9.42	—
Options granted	(238,000)	238,000	8.66	5.79	9.75	—
Options forfeited/cancelled	95,000	(95,000)	9.69	—		—
Options exercised	—	—	—	—		—
Balances, September 30, 2021	320,250	589,314	$7.57	$—	9.49	$296,175
At September 30, 2021
Vested and exercisable		61,943	$7.72			$3,675

Share-based compensation expense for options totaling $236,043 and $432,933 was recognized for the three and nine months ended September 30, 2021, respectively, based on awards vested. Share-based compensation expense for options totaling $763 and $1,474 was recognized for the three and nine months ended September 30, 2020, respectively, based on awards vested.

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

As of September 30, 2021, there was $2,379,978 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3.1 years.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2021 and year ended December 31, 2020 are set forth in the table below.

	2021	2020
Weighted average fair value of options granted	$5.79	$2.27
Risk-free interest rate	1.02% to 1.54%	0.31% to 0.37%
Volatility	75.04% to 85%	41.4% to 51.45%
Expected life (years)	5.36-10	5.5
Dividend yield	0.00%	0.00%

Common Stock Warrants

On August 31, 2020, the Company closed its offering (the “August Offering”) in which it issued 1,000,000 common shares at a public offering price of $5.00 per share. In connection with the Offering, the Company (i) received $5,750,000 less underwriting fees of $517,500 and write-off of capitalized IPO Costs in the amount of $341,145, resulting in net proceeds of $4,891,355. Additionally, the Company issued 167,794 shares to Ross Carmel of Carmel, Milazzo & Feil LLP for the Offering. In addition, the underwriters were granted a 45-day option to purchase up to an additional 150,000 shares of Common Stock or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the SEC on August 26, 2020, as amended, which became effective on August 28, 2020.

A summary of the Company’s warrant activity and related information follows:

Schedule of the Company's warrant activity
	Number of Shares	Weighted-Average Exercise Price
Warrants Outstanding at January 1, 2020	—	—
Granted	85,000	$5
Warrants Outstanding at December 31, 2020	85,000	$5
Granted	150,095	$6.40
Exercised	(42,676)
Warrants Outstanding and exercisable, September 30, 2021	192,419	$5.84

Share-based compensation expense of $0 and $100,896 for warrants granted was recognized for the three and nine months ended September 30, 2020, respectively, based on awards vested. There was no compensation expense related to warrants during the three and nine months ended September 30, 2021. The warrants granted in 2020 were issued in connection with the August and November offerings. The warrants issued in connection with the November offering contained a cash settlement feature which resulted in a warrant liability of $284,007 as of September 30, 2021. In connection with the preparation of the consolidated financial statements for the three months ended March 31, 2021, the Company recognized an error relating to the recognition of the initial warrant liability in November of 2020. The error caused additional paid in capital to be overstated by approximately $135,000, warrant liability to be understated by approximately $110,000, and net loss to be overstated by approximately $25,000 as of and for the year ended December 31, 2020. The Company concluded the impact on the interim and year ended December 31, 2020 financial statements was immaterial and corrected the balances as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of $151,570 and ($148,882), respectively. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 50.39%, (c) risk free rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on September 30, 2021: (a) exercise price of $6.5625, (b) volatility rate of 73.45%, (c) risk free rate of 0.98%, (d) term of 4.12 years, and (e) dividend rate of 0%.

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

As of September 30, 2021 there was no unrecognized compensation expense related to unvested warrants granted under the Company’s share-based compensation plans.

The weighted average fair value of warrants granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2021 are set forth in the table below.

2021
Weighted average fair value of options granted	$1.87
Risk-free interest rate	1.26%
Volatility	50.13-50.39%
Expected life (years)	5
Dividend yield	0.00%

On November 13, 2020, the Company closed its second offering (the “November Offering”) in which it issued 1,401,905 common shares at a public offering price of $5.25 per share. In connection with the Offering, the Company (i) received $7,360,000 less underwriting fees of $625,600 and write-off of previously related capitalized IPO Costs in the amount of $316,246, resulting in net proceeds of $6,418,155.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

On July 13, 2021, Applied UV, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Representative”) of the underwriters (“Underwriters”), related to the offering of 480,000 shares (the “Shares”) of the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock [non-convertible], par value $0.0001 per share (“Series A Preferred Stock”), at a public offering price of $25.00 per share, which excludes 72,000 shares of Series A Cumulative Perpetual Preferred Stock that may be purchased by the Underwriters pursuant to their overallotment option granted to the Underwriters under the terms of the Underwriting Agreement. The Shares were offered and sold by the Company pursuant to the terms of the Underwriting Agreement and registered pursuant to the Company’s registration statement on (i) Form S-1 (File No. 333-257197), as amended, which was filed with the SEC and declared effective by the Commission on July 12, 2021 and (ii) the Company’s registration statement on Form S-1MEF (File No. 333-257862), which was filed with the Commission on July 13, 2021 and declared effective upon filing. The closing of the offering for the Shares took place on July 16, 2021. The Shares have been approved for listing on Nasdaq under the trading symbol “AUVIP” and trading on Nasdaq began on July 14, 2021. On July 29, 2021, the Company issued a press release announcing that in connection with its previously announced public offering of its 10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, it had closed the exercise of the underwriter’s overallotment option of 72,000 shares at $25.00 per share. Aggregate gross proceeds including the exercise of the underwriter's overallotment option was $12,272,440 after deducting underwriting discounts and commissions and fees and other estimated offering expenses. As of September 30, 2021, the Company paid $241,500 to its cumulative perpetual preferred shareholders in a form of a dividend. There are no dividends accrued for as of September 30, 2021.

Restricted Stock Awards

The Company records compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period.

On May 28, 2021, the Company granted 12,000 restricted stock awards with a fair market value of $99,000 to a consultant for past services. The amount was expensed immediately as compensation expense.

In June of 2020, the company granted 230,083 restricted stock awards. Of these awards, 127,583 vest quarterly over an 18-month period with the first date of vesting being September 30, 2020. As of September 30, 2021, 106,319 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $106,319 and $318,958 of stock-based compensation related to these awards during the three and nine months ended September 30, 2021, respectively. On July 9, 2020, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2021. As of September 30, 2021, all the restricted stock awards were vested. The fair market value of these awards was $5 per share. No expense was recorded related to these awards during the three and nine months ended September 30, 2021. On July 9, 2020, an additional 40,000 restricted stock awards were granted. The restricted stock awards vest evenly over a four-year period with the first vesting to occur on January 1, 2021. As of September 30, 2021, 7,500 of these restricted stock awards were vested. The fair market value of these awards was $5 per share and the company expensed $12,500 and $37,500 of stock-based compensation related to these awards during the three and nine months ended September 30, 2021, respectively. On January 1, 2021, 62,500 restricted stock awards were granted. The restricted stock awards vest in full on January 1, 2022. As of September 30, 2021, none of the restricted stock awards were vested. The fair market value of these awards was $4.57 per share. The company recorded $71,406 and $214,219 of compensation expense related to these awards during the three and nine months ended September 30, 2021, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 - LEASING ARRANGEMENTS

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

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate of 7.6% based on the information available at commencement date in determining the present value of lease payments.

Munnworks, LLC entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and will expire on the 31st day of March 2024 at a monthly rate of $13,400. In March of 2021, the Company obtained additional lease space and the agreement was amended to increase rent expense to $15,000 per month. On July 1, 2021, the Company again obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from July 1, 2024 through July 1, 2026.

On September 28, 2021, the Company entered into a lease agreement in Greenwood Village, Colorado for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with a monthly rate of $14,729 for this first 12 months, $15,171 from months 13-24, and $15,626 from months 25-36.

Rent expense for the nine months ended September 30, 2021 and 2020 was $177,013 and $127,800, respectively. Rent expense for the three months ended September 30, 2021 and 2020 was $90,213 and $47,400, respectively. The lease can be cancelled by either party with 150 days of written notice.

Schedule maturities of operating lease liabilities outstanding as of September 30, 2021 are as follows:

For the Year Ended December 31,

2021	$126,686
2022	508,071
2023	513,413
2024	480,532
Thereafter.	524,700
Total lease payments	2,153,402
Less: Imputed Interest	(326,939)
Present value of future minimum lease payments	$1,826,463

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 10 - PAYROLL PROTECTION PROGRAM

In April of 2020, the Company submitted a Paycheck Protection Program (“PPP”) application to Chase Bank for a loan amount equal to $296,827. The amount was approved, and the Company has received the funds. The PPP Loan, which is in the form of a PPP promissory note and agreement, matures in April of 2025 and bears interest at a rate of 1.00% per annum. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The loan was forgiven in July of 2021 and in accordance with ASC 470, the amount was recorded as other income.

NOTE 11- NOTE RECEIVABLE- RELATED PARTY

The company contemplated an acquisition with an entity where certain board members of the Company were also board members of the potential acquiree. In February of 2021, the Company entered into a non-interest bearing note receivable agreement whereby the Company loaned $500,000 to the entity. The note receivable was recorded at cost basis which approximates fair value because of the short-term maturity of the instrument. The loan matures on the earlier of (i) 180 days from the issuance date or (ii) the closing of the transactions set forth in a definitive acquisition entered into between the lender and the borrower. In the event the loan is paid in full on or before the maturity date, there shall be no interest accrued or payable on the outstanding principal amount. If an acquisition occurs, the $500,000 will be applied against the total acquisition price. If the company decides not to execute a definitive agreement within 180 days from the issuance date, the maturity date shall be the one-year anniversary of the issuance date. The maturity date has since been extended to November 30, 2021. The balance of the note receivable was $500,000 as of September 30, 2021 and is included in current assets.

NOTE 12 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (disinfection segment) and the manufacture of fine mirrors specifically for the hospitality industry (hospitality segment). The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, segment selling, general and administrative expenses, research and development costs and stock-based compensation. It does not include other charges (income), net and interest and other, net.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 - SEGMENT REPORTING (continued)

	Hospitality	Disinfection	Corporate	Total
Balance sheet at September 30, 2021
Assets	$2,309,410	$16,502,516	$13,358,458	$32,170,384
Liabilities	2,642,754	1,627,721	294,639	$4,565,114
Balance sheet at December 31, 2020
Assets	$12,655,779	$463,042	$—	$13,118,821
Liabilities	2,721,396	642,669	—	3,364,065

	Hospitality	Disinfection	Total
Income Statement for the nine months ended September 30, 2021:
Net Sales	$4,282,696	$3,465,803	$7,748,499
Cost of Goods Sold	3,269,335	1,961,820	5,231,155
Research and development	—	53,408	53,408
Stock based compensation	559,698	542,911	1,102,609
Selling, General and Administrative expenses	1,791,835	4,097,028	5,888,863

Income Statement for the three months ended September 30, 2021:
Net Sales	$1,750,227	$1,801,337	$3,551,564
Cost of Goods Sold	1,451,560	1,048,603	2,500,163
Stock based compensation	216,568	209,700	426,268
Selling, General and Administrative expenses	571,605	1,685,152	2,256,757

	Hospitality	Disinfection	Total
Income Statement for the nine months ended September 30, 2020 (restated):
Net Sales	$4,727,631	$—	$4,727,631
Cost of Goods Sold	3,825,037	—	3,825,037
Research and development	—	65,037	65,037
Stock based compensation	192,594	188,720	381,314
Selling, General and Administrative expenses	1,371,531	71,745	1,443,276
Income Statement for the three months ended September 30, 2020:
Net Sales	$1,560,633	$—	$1,560,633
Cost of Goods Sold	1,482,455	—	1,482,455
Research and development	—	65,037	65,037
Stock based compensation	141,791	137,916	279,707
Selling, General and Administrative expenses	604,597	19,631	624,228

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 13 – RESTATEMENT

While preparing its annual report for the year ended December 31, 2020 the Company identified an error in the timing of recognizing certain revenues. The Company erroneously recognized revenues in the amount of $234,570 in the fourth quarter of 2019 and $56,766 in the first quarter of 2020. These revenues should have been recognized during the three months ended June 30, 2020. The tables below summarize the impact of the restatements described above on financial information previously reported on the Company’s Forms 10-Q for the nine months ended September 30, 2020 (note that there was no impact to the previously reported three months ended September 30, 2020 results):

	Nine Months Ended
	September 30,
	2020
	As Reported	As Restated
Net Sales	$4,493,061	$4,727,631
Cost of Goods Sold	3,825,037	3,825,037
Gross Profit	668,024	902,594
Operating Expenses
Research and development	65,037	65,037
Stock based compensation - general and administrative	381,314	381,314
Selling, General, and Administrative Expenses	1,443,276	1,443,276
Total Operating Expenses	1,889,627	1,889,627

Operating Loss	(1,221,603)	(987,033)

Other Income	11,905	11,905

Loss Before Provision for Income Taxes	(1,209,698)	(975,128)

Provision for Income Taxes	—	—

Net Loss	(1,209,698)	(975,128)

Basic and Diluted Loss Per Common Share	$(0.24)	$(0.19)

These errors had a non-cash impact to cash flows from operations, as such, the statement of cash flows for the nine months ended September 30, 2020 reflects an adjustment to net loss and a corresponding adjustment for the change in deferred revenue.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 14 – PROFORMA FINANCIAL STATEMENTS

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three and nine months ended September 30, 2021 as though the company acquired Akida, Kes/JJS, and SAM (the “Acquired Companies”) on January 1, 2021 is set forth below.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net Sales	$5,894,136	$16,149,817
Cost of Goods Sold	3,996,053	9,180,467
Gross Profit	1,898,083	6,969,350

Research and development	—	53,408
Stock based compensation	426,268	2,052,609
Selling, General and Administrative Expenses	3,887,863	10,795,269
Total Operating expenses	4,314,131	12,901,286
Operating Loss	(2,416,048)	(5,931,936)
Other (Expense) Income
Change in Fair Market Value of Warrant Liability	151,570	(148,882)
Other income	533,787	797,889
Total Other Income	685,357	649,007
Loss Before Provision for Income Taxes	(1,730,691)	(5,282,929)
Benefit from Income Taxes	(101,354)	(101,354)
Net Loss	$(1,629,237)	$(5,181,575)

	Three Month Ended September 30, 2020	Nine Month Ended September 30, 2020
Net Sales	$6,763,331	$17,038,535
Cost of Goods Sold	3,281,549	9,030,374
Gross Profit	3,481,782	8,008,161

Research and development	65,037	65,037
Stock based compensation	279,707	381,314
Selling, General and Administrative Expenses	2,270,742	5,931,155
Total Operating expenses	2,615,486	6,377,506
Operating Income	866,296	1,630,655
Other (Expense) Income
Change in Fair Market Value of Warrant Liability	—	—
Other income	24,836	18,410
Total Other Income	24,836	18,410
Income Before Provision for Income Taxes	891,132	1,649,065
Provision for Income Taxes	217,845	404,516
Net Income	$673,287	$1,244,549

NOTE 15 – SUBSEQUENT EVENTS

Amendment to Certificate of Incorporation

On October 7, 2021, the Company amended its amended and restated certificate of incorporation to increase the number of authorized preferred stock, par value $0.0001 per share, from 1,000,000 to 20,000,000. Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is currently authorized to designate and issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series and, subject to the limitations prescribed by the Company’s amended and restated certificate of incorporation and Delaware corporate law, with such rights, preferences, privileges and restrictions of each class or series of preferred stock, including dividend rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any class or series as the Company’s board of directors may determine, without any vote or action by the Company’s shareholders.

Asset Purchase Agreement

On October 13, 2021, the Company entered into an asset purchase agreement by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”) and Old SAM Partners, LLC, a Florida limited liability company (the “Seller”), pursuant to which the Purchaser acquired substantially all of the assets of the Seller, including the assignment of an exclusive distribution agreement. On October 13, 2021 the Seller received, as consideration for the Acquisition, the purchase price consisting of (i) $9,500,000 in cash; and (ii) 200,000 shares of the Company’s common stock and (iii) 200,000 unvested shares of the Company’s common stock, which are subject to cancellation.

The preliminary purchase price and related purchase price allocation (which are still in process and subject to change) are follows:

Purchase Price:
Cash	$9,500,000
Fair market value of common stock issued	2,076,439
Earn-out	3,345
Total Purchase Price	11,579,784

Assets Acquired:
Accounts receivable	129,845
Inventory	369,970
Machinery and equipment	1,982
Customer relationships	6,784,000
Patents	1,533,000
Technology and know how	1,217,000
Trade names	326,000
Total Assets Acquired:	10,361,797
Excess Purchase Price "Goodwill"	$1,217,987

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this prospectus are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the “Company” to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” contained in our latest annual report filed with the Securities and Exchange Commission. Our fiscal year ends on December 31

Overview

The Company was formed on February 26, 2019 for the purpose of acquiring all of the equity of SteriLumen and Munnworks. The Company acquired all of the capital stock of SteriLumen in March of 2019 pursuant to two exchange agreements in which all of the stockholders of SteriLumen exchanged their shares in SteriLumen for shares of common stock and super voting preferred stock in the Company. The Company acquired all of the equity of Munnworks in July of 2019 pursuant to an exchange agreement in exchange for shares of common stock in the Company. The Company conducts all of its operations through SteriLumen and Munnworks.

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

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). At the time of the acquisition, Akida owned the Airocide™ system of air purification technologies, originally developed for NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that may help to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. Akida had contracted KES Science & Technology, Inc. (“KES”) to manufacture, warehouse and distribute the Airocide™ system and Akida’s contractual relationship with KES was assigned to and assumed by the Company as part of the acquisition.

On September 28, 2021, the Company acquired all the assets and assumed certain liabilities of KES. At the time of the acquisition, KES was principally engaged in the manufacturing and distribution of the Airocide™ system of air purification technologies and misting systems. KES also had the exclusive right to the sale and distribution of the Airocide™ system in certain markets. This acquisition consolidates all of manufacturing, sale and distribution of the Airocide™ system under the SteriLumen brand and expands the Company’s market presence in food distribution, post-harvest produce, wineries, and retail sectors. The Company sells its products throughout the United States, Canada, and Europe.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.

•	our ability to offer competitive product pricing.

•	our ability to broaden product offerings.

•	industry demand and competition; and

•	market conditions and our market positions

Results of Operations

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 (restated)

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020 (restated)
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$4,282,696	$3,465,803	$—	$7,748,499	$4,727,631	$—	$—	$4,727,631
Cost of Goods Sold	3,269,335	1,961,820	—	5,231,155	3,825,037	—	—	3,825,037
Gross Profit	1,013,361	1,503,983	—	2,517,344	902,594	—	—	902,594
Research and development	—	53,408	—	53,408	—	65,037	—	65,037
Stock based compensation	559,698	542,911	—	1,102,609	192,594	188,720	—	381,314
Selling, General and Administrative	1,791,835	4,097,028	—	5,888,863	1,371,531	71,745	—	1,443,276
Total Operating expenses	2,351,533	4,693,347	—	7,044,880	1,564,125	325,502	—	1,889,627
Operating Loss	(1,338,172)	(3,189,364)	—	(4,527,536)	(661,531)	(325,502)	—	(987,033)
Other (Expense) Income
Change in Fair Market Value of Warrant Liability	—	—	(148,882	(148,882)	—	—	—	—
Forgiveness of paycheck protection program loan	—	—	296,827	296,827	—	—	—	—
Other income	—	—	26,250	26,250	—	—	11,905	11,905
Total Other (Expense) Income	—	—	174,195	174,195	—	—	11,905	11,905
Loss Before Provision for Income Taxes	(1,338,172)	(3,189,364)	174,195	(4,353,341)	(661,531)	(325,502)	11,905	(975,128)
Benefit from Income Taxes	—	—	101,354	101,354	—	—	—	—
Net Loss	$(1,338,172)	$(3,189,364)	$275,549	$(4,251,987)	(661,531)	$(325,502)	$11,905	$(975,128)

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consist of all sales to customers, net of returns. Our net sales for the nine months ended September 30, 2021 increased by 63.9% to $7,748,499 from $4,727,631 in the nine months ended September 30, 2020. Net sales of our hospitality sector for the nine months ended September 30, 2021 were $4,282,696, which is 9.4% below last year, but we continue to see improvement as the year progresses and the hospitality industry rebounds from the COVID-19 impact. Net sales of our disinfection segment contributed $3,465,803, primarily as a result of our Akida Holdings acquisition. that closed on February 8, 2021. We are experiencing some delays in one of our SteriLumen product lines that we anticipate will be resolved in the 4th quarter of this year.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For the nine months ended September 30, 2021, gross profit increased to $2,517,344 from $902,594 for the nine months ended September 30, 2020. Gross profit as a percentage of net sales increased to 32.5% for the nine months ended June 30, 2021 from 19.1% in the nine months ended September 30, 2020, primarily driven by our disinfection segment. For the nine months ended September 30, 2021, gross profit from our hospitality segment was $1,103,361, or 23.7% vs. sales, as compared with the gross profit from our disinfection segment of $1,501,983, or 43.3% vs. sales. Throughout the pandemic the Company continued to retain direct labor employees in its hospitality segment to comply with payroll protection plan loan forgiveness criteria which was forgiven on July 7, 2021, in the amount of $296,827. Additionally, major components and cost drivers of our cost of sales is influenced by the cost of materials, shipping, overhead, and labor costs, which has become more of a challenge during this current supply chain environment.

Stock based compensation has increased due to the company’s adoption of its incentive plan and issuance of options and warrants during the quarter. On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 shares of common stock available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards. Stock based compensation increased to $1,102,609 for the nine months ended September 30, 2021, from $381,314 for the nine months ended September 30, 2020, primarily due to the timing of the hiring of key staff members and the new employment agreement for the President of Applied UV effective Q2 2021.

Selling, General and Administrative expenses, including the costs of operating our corporate office, are also an important component of our operating performance. Compensation and benefits comprise most of our operating expenses. Selling, General and Administrative expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with corporate property and equipment, and stock compensation expense. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. For the nine months ended September 30, 2021, Selling, General and Administrative expenses increased to $5,888,863 from $1,443,276 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our hospitality segment and our disinfection segment increased to $1,791,835 and $4,097,028, respectively, from the nine months ended September 30, 2020 of $1,371,531 and $71,745, respectively. The increase in our hospitality segment was primarily due to an allocation of corporate executive management salaries and related corporate management expenses. The increase in our disinfection segment was also attributable to an allocation of corporate executive management salaries and related corporate management expenses. Additionally, the disinfection segment incurred costs associated with the establishment of a new line of business, including the hiring of key personnel, consulting, advertising, legal, accounting, etc. The disinfection segment also included the amortization of intangible assets from the Akida Holdings acquisition.

The Company recorded a loss on the change in fair value of warrant liability in the amount of $148,882 for the nine months ended September 30, 2021. Warrants that were issued in connection with the November 2020 public offering contained a cash settlement feature which resulted in a warrant liability of $284,007 as of September 30, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital.

Other Income includes the payroll protection program loan forgiveness of $296,827.

Benefit from Income Taxes of $101,354 is due to a loss carryback that was generated in the tax year ended December 31, 2020.

We recorded net loss of $4,251,341 in the nine months ended September 30, 2021, compared to a net loss of $975,128 in the nine months ended September 30, 2020. The net loss in 2021 was due primarily to an increase in SG&A costs to improve future operations and expand the disinfection segment of our business.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020 (restated)
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$1,750,227	$1,801,337	$—	$3,551,564	$1,560,633	$—	$—	$1,560,633
Cost of Goods Sold	1,451,560	1,048,603	—	2,500,163	1,482,455	—	—	1,482,455
Gross Profit	298,667	752,734	—	1,051,401	78,178	—	—	78,178
Research and development	—	—	—	—	—	65,037	—	65,037
Stock based compensation	216,568	209,700	—	426,268	141,791	137,916	—	279,707
Selling, General and Administrative	571,605	1,685,152	—	2,256,757	604,597	19,631	—	624,228
Total Operating expenses	788,173	1,894,852	—	2,683,025	746,388	222,584	—	968,972
Operating Loss	(489,506)	(1,142,118)	—	(1,631,624)	(668,210)	(222,584)	—	(890,794)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	151,570	151,570	—	—	—	—
Forgiveness of paycheck protection program loan	—	—	296,827	296,827	—	—	—	—
Other income	—	—	1,068	1,068	—	—	235	235
Total Other (Expense) Income	—	—	449,465	449,465	—	—	235	235
Loss Before Provision for Income Taxes	(489,506)	(1,142,118)	449,465	(1,182,159)	(668,210)	(222,584)	235	(890,559)
Benefit from Income Taxes	—	—	101,354	101,354	—	—	—	—
Net Income (Loss)	$(489,506)	$(1,142,118)	$550,819	$(1,080,805)	$(668,210)	$(222,584)	$235	$(890,559)

Our net sales for the three months ended September 30, 2021 increased by 127.6% to $3,551,564 from $1,560,633 in the three months ended September 30, 2020. Due to the current supply chain/logistics environment, the Company has experienced delays in fulfilling orders in Q2 that have been pushed into both the 3rd and 4th quarters. The Hospitality segment increased by 12.1% to $1,750,227 in the three months ended September 30, 2021 from $1,560,633 in the three months ended September 30, 2020. The balance of the increase for the three months ended September 30, 2021 is attributable to our disinfection segment in the amount of $1,801,337, primarily as a result of our Akida Holdings acquisition. We will begin to realize additional revenue in our disinfection segment in the fourth quarter of 2021 from our acquisitions of KES/JJS and Scientific Air Management.

For the three months ended September 30, 2021, gross profit increased to $1,051,401 from $78,178 for the three months ended September 30, 2020. Gross profit as a percentage of net sales increased to 29.6% for the three months ended September 30, 2021 as compared to 5.0% in the three months ended September 30, 2020. The low gross profit last year was primarily driven by the Company retaining direct labor employees to comply with payroll protection plan loan forgiveness criteria combined with lower sales, all in the hospitality segment. The gross profit of the hospitality segment increased to $298,667, or 17.1% for the 3 months ended September 30,2021, and the disinfection segment contributed gross profit of $752,734, or 41.8%.

For the three months ended September 30, 2021, Selling, General and Administrative expenses increased to $2,256,757 from $624,228 in the three months ended September 30, 2020. The increase was primarily due to the inclusion of additional expenses required to build up the disinfection segment of our business, including an increase in professional and consulting fees, office salaries, and the hiring of key personnel [Chief Executive Officer, Chief Operations Officer, Vice President of Global Sales, and Vice President of Product Marketing and Corporate Development].

The Company recorded a gain on the change in fair value of warrant liability in the amount of $151,570 for the three months ended September 30, 2021. Warrants that were issued in connection with the November 2020 public offering contained a cash settlement feature which resulted in a warrant liability of $284,007 as of September 30, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital.

Other Income includes the payroll protection program loan forgiveness of $296,827.

Benefit from Income Taxes of $101,354 is due to a loss carryback that was generated in the tax year ended December 31, 2020.

We recorded net loss of $1,080,805 in the three months ended September 30, 2021, compared to a net loss of $890,559 in the three months ended September 30, 2020. The net loss in 2021 was due primarily to the increase in SG&A costs to improve future operations and expand the disinfection segment of our business.

Liquidity and Capital Resources

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 (restated)

Net Cash Used in Operating Activities	$(5,186,564)	$(126,749)
Net Cash Used in Investing Activities	(5,579,194)	(154,058)
Net Cash Provided by Financing Activities	11,962,154	5,148,312
Net increase in cash and cash equivalents	1,196,396	4,867,505
Cash and equivalents at beginning of year	11,757,930	1,029,936
Cash and equivalents at end of year	12,954,326	5,897,441

For the nine months ended September 30, 2021, cash used in operating activities was ($5,186,564) compared with cash used in operating activities of ($126,749) for the nine months ended September 30, 2020. Cash provided by operating activities was comprised of collections from accounts receivable. Cash provided by operating activities was offset largely by cash used in operating activities of cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, and employee compensation. Our net loss for the nine months ended September 30, 2021 was ($4,251,987) compared to a net loss of ($975,128) for the nine months ended September 30, 2020. Additionally, the major operating activities that further reduced cash was an increase in vendor deposits of ($925,366), a decrease in accounts payable and accrued expenses of ($645,183), a decrease in deferred revenue of ($422,793), and an increase in inventory of ($313,994), offset primarily by non-cash expenses of $1,102,609 for stock compensation and $481,040 for depreciation and amortization.

In the nine months ended September 30, 2021, net cash used in investing activities was ($5,579,194) as compared to cash used in investing activities of ($154,058) in the nine months ended September 30, 2020. The increase in cash used was mainly attributable to cash paid in connection with the Akida and KES/JJS asset acquisitions, net of cash acquired, ($760,293) and ($4,299,900) respectively, and a loan of ($500,000) to a related party in the form of a secured note receivable.

In the nine months ended September 30, 2021, cash provided by financing activities was $11,962,154, primarily due to the net proceeds from the equity raise of $12,272,440, offset by dividends paid to the preferred shareholders of ($241,500), and a liability settlement of ($65,000), as compared to cash provided by financing activities of $5,148,312 in the nine months ended September 30, 2020, primarily due to the net proceeds from an equity raise of $4,889,091 and the proceeds received from the Payroll Protection Program of $296,827.

As reported in Note 14 – Subsequent Events, $9,500,000 of cash was paid on October 13, 2021, as part of the purchase price for substantially all of the assets of Scientific Air Management, LLC.

Working Capital. We had working capital of $13,881,351 at September 30, 2021, an increase of $4,232,255 from a working capital of $9,649,096 as of December 31, 2020. The increase in working capital is largely attributable to increases in cash of $1,196,396, vendor deposits of $925,366, notes receivable-related party of $500,000, inventories of $1,127,846, and accounts receivable of $581,645. The changes in working capital were impacted by the net working capital of Akida acquired on February 8, 2021, which totaled ($36,225), and by the net working capital of KES/JJS acquired on September 28, 2021, which totaled $682,351.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2021	2022-2024	2025-2026	Thereafter
Financing lease obligations	$27,029	19,819	7,210	—	—
Operating lease obligations (1)	2,153,402	126,686	1,502,016	524,700	—
Notes payable (2)	157,500	67,500	90,000	—	—
Total	$2,337,931	214,005	1,599,226	524,700	—

(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000. On July 1, 2021, the Company obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from Jul 1, 2024 through July 1, 2026. On September 28, 2021, the Company entered into a lease agreement in Greenwood Village, Colorado for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with a monthly rate of $14,729 for this first 12 months, $15,171 from months 13-24, and $15,626 from months 25-36.

(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.5	Certificate of Amendment of Certificate of Incorporation filed on June 17, 2020 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.6	Certificate of Amendment of Certificate of Incorporation filed on June 23, 2020 (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.7	Certificate of Amendment of Certificate of Incorporation filed July 14, 2020 (incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2571997) filed with the SEC as of June 25, 2021).
3.9	Certificate of Designation, Preferences and Rights of 10.5% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2571997) filed with the SEC as of June 25, 2021).
10.1	Exchange Agreement, dated March 26, 2019 among the Registrant, SteriLumen, Inc. and each of the stockholders of SteriLumen, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.2	Exchange Agreement, dated March 27, 2019 among the Registrant, SteriLumen, Inc. and Laurie Munn (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.3	Exchange Agreement, dated July 1, 2019 among the Registrant, Munn Works, LLC and Laurie Munn (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Warrant, dated April 1, 2020 issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	The Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.6	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.7	Agreement, dated April 20, 2020 between Icahn School of Medicine at Mount Sinai and SteriLumen, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated June 30, 2020 between the Registrant and Keyoumars Saeed (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File no. 333-239892) filed with the SEC as of July 16, 2020).
10.9	Employment Agreement, dated June 30, 2020 between the Registrant and James L. Doyle III (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.10	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.11	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.12	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.13	Asset Purchase Agreement, dated as of February 8, 2021, by and among Applied UV, Inc., SteriLumen, Inc., Akida Holdings LLC, and members of Akida Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC as of February 11, 2021).
10.14	Contract Manufacturing Agreement, dated as of January 1, 2021, by and between KES Science & Technology, Inc. and Akida Holdings LLC.
10.15	Intellectual Property Assignment and License Agreement, dated as of January 1, 2021, by and among KES Science & Technology, Inc., KES Air Technologies, LLC and Akida Holdings LLC.
10.16	Management Services Agreement, dated as of January 1, 2021, by and between KES Science & Technology, Inc. and Akida Holdings LLC.
10.17	Employment Offer to Michael Riccio (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC as of April 20, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Keyoumars Saeed
Keyoumars Saeed
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

