Form 10-K
period 2021-12-31
Applied UV, Inc.
filed 2022-04-07
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

 Commission File Number: 001-39480

APPLIED UV, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4373308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Macquesten Parkway

Mount Vernon, NY 10550

(914) 665-6100

(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AUVI	The Nasdaq Stock Market LLC
10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	AUVIP	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐ No: ☒

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
Emerging Growth Co ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $92,364,937.

At April 7, 2022, the registrant had 12,888,174 shares of common stock, par value $0.0001 per share, outstanding.

1

2

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

Table of Contents	3

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “Applied UV,” “we,” “us,” and “our” refer to the combined business of Applied UV, Inc., a Delaware corporation and its wholly-owned subsidiaries, SteriLumen, Inc., a New York corporation (“SteriLumen”) and Munn Works, LLC, a New York limited liability company (“MunnWorks”).
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A: Risk Factors in this Annual Report. These risks include, among others, that:

•	We operate through SteriLumen and MunnWorks and our only current source of revenue is distributions from our subsidiaries. SteriLumen has incurred losses since its inception and we anticipate it will continue to incur significant losses for the foreseeable future and revenue from MunnWorks may not be sufficient to offset those loses;
•	We could need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan;
•	Our suppliers may not supply us with a sufficient amount or adequate quality of materials;
•	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed;
•	We could be subject to significant warranty obligations if our products are defective;
•	Product liability claims against us could be costly and could harm our reputation;
•	If we lose our key management personnel, or are unable to attract or retain qualified personnel, it could adversely affect our ability to execute our growth strategy;
•	Climate change initiatives could materially and adversely affect our business, financial condition, and results of operations;
•	Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price;
•	The air purification market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve;
•	If we are unable to execute our plan to distribute SteriLumen’s Airocide products, we may not be able to generate revenues and your investment could be materially adversely affected;
•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business;
Table of Contents	4

•	SteriLumen’s Scientific Air business is highly dependent on a sole distributor and any disruption in their operations could have a material adverse effect on our business, results of operations and financial condition;
•	SteriLumen’s business is highly dependent on market perceptions of it and the safety and quality of its products;
•	Rapidly changing standards and competing technologies could harm demand for our products;
•	We could be unable to effectively manage and implement our growth strategies, which could have a material adverse effect on our business, financial condition, and results of operations;
•	International sales may comprise a significant portion of SteriLumen’s revenues and will be subject to risks associated with operating in domestic and international markets;
•	SteriLumen’s collaborations with outside scientists and consultants may be subject to restriction and change;
•	The custom design decorative framed mirror supply market is highly competitive;
•	MunnWorks’ possible failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect;
•	MunnWorks’ business is highly dependent on market perceptions of it and the quality of its products;
•	If the patents that we own or license, or our other intellectual property rights, do not adequately protect our technologies, we could lose market share to our competitors and be unable to operate our business profitably;
•	Changes in U.S. patent law could diminish the value of patents in general;
•	Our directors and officers beneficially will own more than 50% of the voting power of our voting stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval;
•	We have not paid dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock in the future, and any return on investment may be limited to the value of our stock; and
•	Provisions of our Amended and Restated Certificate of Incorporation could delay or prevent the acquisition or sale of our business.
•	We expect that we will need to raise additional capital, and raising additional funds by issuing additional equity securities or with additional debt financing may cause dilution to shareholders or restrict our operations;
•	The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities;
•	The Series A Preferred Stock will be effectively subordinated to the obligations of our subsidiaries;
•	A holder of Series A Preferred Stock has essentially no voting rights;
•	If we are not paying full dividends on any future dividend parity stock, we will not be able to pay full dividends on the Series A Preferred Stock;
Table of Contents	5

PART I

Item 1. Business

Corporate History

Applied UV is focused on the development, acquisition and commercialization of technology that address air purification and infection control in the healthcare, hospitality, commercial, municipal and residential markets. The Company offers science-based solutions and products in air purification under the Airocide brand and label and disinfection of hard surfaces under the Lumicide brand and label. MunnWorks, our subsidiary focused on the hospitality market, manufactures and supplies fine decorative framed mirrors, framed art, and vanities. MunnWorks provides us cross-selling opportunities for our Airocide and Lumicide products. Applied UV is a holding company. Our current operating companies are SteriLumen and MunnWorks.

Air Purification Solutions: Airocide Air Purification

On February 8, 2021 we acquired substantially all of the assets of Akida Holdings LLC (“Akida”), which owned the Airocide™ system of air purification technologies for $7.88 million, consisting of $0.76 million in cash and 1.375 million shares of our Common Stock (the “Acquisition”) with a fair market value of $7.12 million. Akida’s revenue for the full calendar year of 2020 was approximately $4.7 million. Prior to the Acquisition, Akida granted KES Science & Technology, Inc. (“KES”) a non-exclusive irrevocable royalty free license (the “KES License”) to manufacture and sell products based on Airocide™ technology in the United States and Canada for use in the commercial food preservation and preparation market, and the cannabis/hemp market. KES also manufactures, distributes and provides technical support for our Airocide™ products pursuant to certain service agreements (the “KES Service Agreements”). At the closing of the KES Acquisition, the KES Service Agreements were assigned to us and we assumed all of the obligations under the KES Service Agreements.

On September 28, 2021, we acquired substantially all of the assets of KES, including the assignment of contracts related to the supply chain management and sale of the Airocide™ system of air purification technologies, for $4.3 million in cash and 300,000 shares of our common stock with a fair market value of $1,959,000 (the “KES Acquisition”). KES’s revenue for the twelve months ended October 31, 2020 was approximately $4.5 million. The KES Acquisition along with the Acquisition provides us with all of the rights, title and interest to the Airocide™ system of air purification technologies, including all of the rights KES had under the KES Service Agreements.

The Airocide™ system of air purification technologies, originally developed for the National Aeronatuics and Space Administration (“NASA”) with assistance from the University of Wisconsin at Madison, uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds and many odors. We believe Airocide™ can provide solutions to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands such as DelMonte, Kroger, Opus One, and in March 2021 the Boston Red Sox agreed with SteriLumen to install an Airocide™ system at Fenway Park and JetBlue Park.

The core Airocide™ technology has been in use on the International Space Station and is based on photo-catalytic oxidation (PCO), a bioconversion process that continuously converts damaging molds, microorganisms, dangerous pathogens, destructive volatile organic chemicals (VOCs) and biological gasses into harmless water vapor.

Unlike other air purification systems that provide “active” air cleaning, ozone producing systems, ionization or “photo-electrochemical oxidation”, Airocide’s nanocoating technology permanently bonds titanium dioxide to the surface of the catalytic bed. This permits the perpetual generation of surface-bound (OH-) radicals over the large surface area created by their advanced geometric design and prevents the generation and release of ozone and other harmful byproducts. The proprietary formulation and methods for creating the catalyst are the basis of Airocide’s competitive advantage, making it the only consistently robust, highly effective, ozone free PCO technology on the market.

Table of Contents	6

Airocide™ has been tested over the past 12 years by governmental agencies such as NASA, the National Renewable Energy Laboratory, independent universities including the University of Wisconsin, Texas Tech University and Texas A&M, and air quality science laboratories. Airocide technology has been cleared by the FDA as a class II medical device, making it suitable for providing medical grade air purification in critical hospital use cases. Airocide® product lines include: APS (consumer units) and the GCS and HD lines (commercial units) and will enable the commercial units with SteriLumen’s Clarity D3™ app to bring connectivity, reporting and asset management to our air purification products.

The APS series provides true choice, low maintenance filter-less PCO or a filtered air purification option ideal for restaurants, conference rooms, residential and small business or home office spaces. The GCS series is suitable for larger public spaces and enclosed rooms that may have high occupancy such as offices, waiting rooms and hotel lobbies, and airport gate areas. The HD series is the most powerful, providing two-stage purification for fast sanitization of larger or industrial spaces such as sporting venues and locker rooms, airports, museums, winery cellars, warehouses and food-processing facilities. All Airocide™ products also extend the life of any perishables like fruit, produce or flowers.

Scientific Air

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC (“Old SAM”), which owned a line of air purification technologies (“Scientific Air”) for a purchase price of $9.5 million in cash and 200,000 fully vested shares of our Common Stock (the “Vested Shares”) and 200,000 shares of our Common Stock that are subject to vesting (the “Earnout Shares”) (the “’SciAir’ Acquisition”). The number of shares of Common Stock included in the purchase price was based on a per share value of $10.00. With respect to the Vested Shares and the Earnout Shares, the Acquisition agreement provided that we would pay additional cash compensation to Scientific Air if the if the 20 day average price of our common stock was below $10.00 on April 14, 2022, in the case of the Vested Shares or March 31, 2023, in the case of the Earnout Shares. Such amounts were payable only if Old SAM or its affiliates owned Vested Shares or Earnout Shares on the applicable determination date. As described below, Old SAM and certain of its affiliates have relinquished their right to all 400,000 Vested Shares and Earnout Shares.

On March 31, 2022 we entered into a Settlement Agreement (the “Settlement Agreement”) with Old SAM and the members thereof who executed the Settlement Agreement (collectively, the “Old SAM Parties”), pursuant to which the Old SAM Parties relinquished all of their right, title and interest in any of the Vested Shares and the Earnout Shares and no longer have the right to any additional cash consideration as described above. The Settlement Agreement also contains a mutual release of all claims we and the Old SAM parties have against each other, other than claims related to certain consulting agreements executed in connection with Acquisition. The Settlement Agreement was not the result of any litigation, and no claims were filed by us against any of the Old SAM Parties or by any of the Old SAM Parties against us.

The Scientific Air product line uses a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds and many odors without producing any harmful by- products. Scientific Air’s products are well suited for larger spaces within a facility due to the higher air flow of these units. The units are also mobile with industrial grade casters, allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic. Both of these key items extend our Airocide line, creating a comprehensive air disinfection portfolio that spans from small to large spaces and mobile applications.

Scientific Air’s products are currently sold predominantly in North America and into the healthcare market. We see a number of bidirectional synergies. First, we look to leverage Airocide’s global distribution capabilities to start distributing Scientific Air’s products internationally. Second, we look to leverage Scientific Air’s strength in healthcare to pull through existing Airocide units, creating a broad healthcare product line, from small clinics, patient rooms and doctor’s offices to larger spaces such as nursing stations, waiting rooms and cafeterias. Scientific Air currently leverages one of the largest healthcare distributors in North America, which is a relationship we intend to further develop to increase our customer base and revenue. Finally, we look to extend our Data Driven Disinfection platform by integrating all our units via our Clarity D3 web and mobile phone application, creating smart asset management, reporting, and control across enterprises.

Table of Contents	7

Market Opportunity

Our goal is to build a company that successfully designs, develops and markets our platform for Data Driven Disinfection which will enable US and global economies to re-open and provide safe environments during and following the pandemic. Our platform will also be positioned to help decrease the national rate of Healthcare Associated Infections (HAIs). We will seek to achieve this goal by having our products actively involved in the following activities:

•   Focus on large facilities in hospitality and sporting venues: this market segment has strong incentives to invest in additional disinfection to ensure guests and patrons return and increase sales to pre-pandemic levels. Hotels wishing to make disinfection, safety, and cleanliness part of their branded experience can benefit from our solutions and products. In addition to existing and developing Airocide and Lumicide specific sales efforts, we intend to leverage the Company’s hospitality business for cross-selling opportunities of our air purification and surface disinfectant solutions and products. Our initial research indicates that the key stakeholders in this market value the asset management and reporting capabilities of our platform and provide key points of differentiation.

•   Secondary focus on healthcare facilities outside of the hospital market: (i) Target infection prevention professionals in healthcare facilities including assisted living and long-term care, clinics and ambulatory surgical centers.; (ii) Identify and target facilities that have been fined for high infection rates.

•   Leverage relationships with Environmental Health and Safety organizations who are responsible for employee safety.

•   Continue scientific validation through lab testing and data from real world deployments; publish case studies in peer reviewed journals.

•   Leverage an outsourced supply chain: Leverage an outsourced supply chain for production and warehousing.

Beyond healthcare facilities, we are prioritizing our opportunities in additional market segments:

Airplane and Cruise Line Bathrooms. Because of the close quarters inside most airplane cabins, pathogens can easily be spread amongst passengers, especially on long flights where airplane bathrooms have more use and may not be cleaned before flight’s end. Our Data Driven Disinfection platform could provide an important means for disinfecting airplane bathrooms, keeping track of cleanliness during flights, and decreasing the spread of germs in the airplane cabin.

Schools. Schools and education authorities pay very close attention to disinfection to prevent the spread of influenza as well as other contagious threats. The CDC maintains guidelines for disinfection of schools and many other organizations also advise schools on proper disinfection protocol. Our disinfection systems could find a receptive audience among school facilities managers looking for new solutions that can assist in safely returning students to classrooms during the pandemic and post Covid-19.

Restaurants. Given the need to prevent foodborne illness, restaurants are constantly urging staff to wash their hands and are required by public health authorities to keep their premises as clean and germ-free as possible. There is an opportunity to become part of upscale restaurants’ strategy to demonstrate dedication and commitment to customers and health department to reduce the spread of infections within their establishment.

Homes. Our Airocide brands have a strong foothold in the consumer marketplace and we will expand digital marketing activities to gain greater market share.

Table of Contents	8

Surface Disinfection Solutions: Lumicide

The Company’s Lumicide brand of products are unique, patented, and automated disinfecting systems that rely on LEDs in the “C” range of the ultraviolet spectrum (UVC). Lumicide offers configurable options for placement of the UVC LEDs in a wide variety of fixtures including but not limited to vanities, restrooms, above desks or along countertops. Lumicide disinfects hard surfaces within 12 to 24 inches of the unit, generating adequate energy required to kill pathogens in a typical disinfection cycle at extremely low power measured in milliwatts. Lumicide has been tested by ResInnova Laboratories, an International Antimicrobial Council certified BSL-2 testing facility (“ResInnova”).

Our product platform includes the following attributes:

• Focus on high-contamination surfaces Focuses on pathogens that accumulate on the sink area, including handles, faucets, backsplash and in the drain.

• Germicidal UVC LEDs. The UVC LEDs in our devices have demonstrated destruction of the most clinically relevant pathogens causing HAIs as well as destruction of SARS-CoV-2, the virus causing COVID-19.

• Automatic operation. A built-in programmable controller within the unit ensures operation for the appropriate UVC dosage required to conduct four logs pathogen destruction and is not dependent on manual operation. Its functionality is expandable and may become a source for recurring income through additional data reporting, leasing and maintenance of add-on elements.

• Continuous operation. Works in pre-programmed cycles that can be managed by an on-board programmable controller. The motion detectors enclosed within each device allow continuous disinfection of high contamination areas as long as room occupants are outside a safe distance of the device. Research has shown that microbes can rebound to pre-disinfection levels within two hours following manual cleaning and disinfection. Lumicide products operating continuously mitigate pathogen regeneration.

• Safety. Built-in redundant motion sensors automatically shut off when movement is detected within range of the UVC light, or failure of motion sensors on the unit, eliminating safety concerns about UVC exposure. Once there is no movement in the room for programmed time period, Lumcide comes back on to restart and continue its cycle.

We currently have five product lines incorporating Lumicide including:

(i) disinfecting drain device (in market);

(ii) disinfecting shelf, is a ribbon that can be installed above a sink, beneath an existing bathroom mirror, or above other high-contamination risk surfaces (in market);

(iii) disinfecting back-lit mirror (in development);

(iv) mirrored medicine cabinet for residential use (in development).

The Company has pursued validation of its platform in both laboratory and real clinical settings. Devices were independently tested in 2017, before the pandemic, and again in 2020 at ResInnova Laboratories, an International Antimicrobial Council certified BSL-2 testing facility. The disinfecting mirror and disinfecting drain devices were found to be effective in killing (3-4 log reductions) the most infectious and clinically important pathogens including C. difficile, methicillin resistant staphylococcus aureus (MRSA), E. Coli, and OC43 human coronavirus, a strain structurally and genetically similar to SARS-CoV-2 and accepted as a surrogate for that virus. The Company is also sponsoring a study at Mount Sinai and its Icahn School of Medicine on the effectiveness of Lumicide in patient bathrooms in a New York hospital in the Mount Sinai system. Mount Sinai has agreed to provide the results of their study in a report to be issued in the third quarter of 2022 as well as publishing their results in an academic, peer reviewed journal.

Table of Contents	9

Axis Lighting Licensing & Joint Development Agreement

In October of 2020, we entered into an Exclusive Licensing & Joint Development Agreement with Axis Lighting to commercialize UVC devices specifically for the hospital market. Axis Lighting is one of the largest independent architectural lighting companies in North America and operates a manufacturing facility with on-site design, engineering, and marketing staff to deliver high-performance LED luminaires for general, ambient and task lighting in offices, as well as in commercial and institutional spaces. BalancedCare™ by Axis provides healthcare lighting for wellness, offering patent-pending performance lighting for both visual comfort and functionality. The licensed product from Axis once launched will be offered through the BalancedCare™ platform and brand. BalancedCare™ addresses a number of requirements of today's complex healthcare environment, including infection control, and is supported and distributed through 98 Axis agents across North America.

Under the agreement, we will work with Axis Lighting's BalancedCare™ team to leverage our intellectual property and proprietary know-how to commercialize a range of new LED-based technologies designed for use in the hospital sector. Axis will pay royalties on sales of the commercial products developed through the collaboration. Our first jointly developed disinfection lighting fixture has completed the design phase and will launch later this year.

The Company has received confirmation from the U.S. Food & Drug Administration that our Lumicide products are not “devices” under Section 201(h) of the FDA Act and therefore the Company is not required to comply with the requirements of the FDA Act with respect to Lumicide. However, our Limicide products are in compliance with the FDA’s March 2020 “Enforcement Policy for Sterilizers, Disinfectant Devices, and Air Purifiers” enacted during the COVID-19 Public Health Emergency. In addition, the Lumicide disinfecting shelf and drain systems have received certification from Edison Testing Laboratories (ETL), a global leader in product safety testing and certification.

Integrating Our Solutions Through Data Driven Disinfection Platform

The Clarity D3™ application enables Data Driven Disinfection™ with IOT connectivity using Wi-Fi, Bluetooth, and other RF technology for continuous transmission of use and functionality data for collection and analysis. Clarity D3 provides remote asset management and full visibility into the operation of our devices as well as efficacy reporting on the cycles that have run and subsequent cleanliness status. The application also enables Smart Maintenance, with LED cartridge lifecycle alerts, fault detection/reports and other automatic system updates.

Hospitality Segment

Through our subsidiary, MunnWorks, we manufacture, and supply custom designed decorative framed mirrors, framed art, and bathroom vanities primarily to the hospitality market. We supply the major hotel brands in North America including hotel chains such as Hilton Hotels & Resorts, the various Hyatt branded hotels, the various Marriott branded hotels, Four Seasons Hotels and Resorts and the subsidiary hotel brands for each of these major brands. We have a national sales force and an established distribution network for hotels and restaurants in every major market in the United States and have begun to develop a distribution network for the assisted living market. These distribution networks will also be a significant asset for cross selling and recommending our Airocide and Lumicide products and solutions, as those networks will be utilized for marketing and sales.

 Recent Developments

On July 16, 2021, we completed an underwritten public offering of our Series A Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share. We initially sold 480,000 shares of Series A Preferred Stock and, on July 29, 2021, we sold an additional 72,000 shares of Series A Preferred Stock as a result of the exercise of the underwriters’ over-allotment option in full. The sale of Series A Preferred Stock generated aggregate gross proceeds to us of approximately $13.8 million before deduction of underwriter fees and commissions and other offering expenses.

On December 31, 2021, we we completed an underwritten public offering of 2,666,667 shares of our common stock at an offering price of $3.00 per share. The sale of our common stock generated aggregate gross proceeds to us of approximately $8 million before deduction underwriter fees and commissions and other offering expenses.

Table of Contents	10

Employees

As of December 31, 2021, we had 61 employees.

Corporate Information

Our principal executive offices are located at 150 N. Macquesten Parkway, Mount Vernon, NY 10550. Our website address is www.applieduvinc.com.

Item 1a. Risk Factors.

Investing in our common stock is highly speculative and involves a significant degree of risk. Before you invest in our securities, you should give careful consideration to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K, including our financial statements and related notes, before deciding whether to invest in our securities. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Operations

The Company operates through SteriLumen and MunnWorks and its only material assets are its equity interests in those subsidiaries. As a result, our only current source of revenue is distributions from our subsidiaries and SteriLumen has incurred losses since its inception and we anticipate it will continue to incur significant losses for the foreseeable future and revenue from MunnWorks may not be sufficient to offset those loses.

The Company is a holding company for SteriLumen and MunnWorks and has no material assets other than its equity interests in those subsidiaries. Therefore, the only current revenue source is future distributions from its subsidiaries. SteriLumen is an early-stage designer and marketer of disinfection systems with limited operating history spanning from December 2016. We expect negative cash flows from SteriLumen’s operations for the foreseeable future which may not be off-set by cash flows from MunnWorks. Our utilization of cash has been and will continue to be highly dependent on SteriLumen’s product development programs and cash flow from MunnWorks’ operations. Our cash expenses will be highly dependent on the product development programs that SteriLumen chooses to pursue, the progress of these product development programs, the results of SteriLumen’s validation/marketing studies, the terms and conditions of SteriLumen’s contracts with service providers and manufacturing contractors, and the terms of recruitment of facilities in our validation/marketing studies. In addition, the continuation of SteriLumen’s validation/marketing studies, and quite possibly its entire business, will depend on results of upcoming clinical data analyses and our financial resources at the time. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and SteriLumen’s ability to develop its product candidates.

SteriLumen has devoted substantially all of its financial resources to develop its product candidates. SteriLumen has financed its operations primarily through the contributions of its founders. The amount of SteriLumen’s future net losses will depend, in part, on the development of adequate distribution channels for the Disinfecting System, the demand for the Disinfecting System, the rate of its future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. Disinfection product development is a highly speculative undertaking and involves a substantial degree of risk. SteriLumen successfully completed the prototype phase of testing and development for the Disinfecting System, but has not yet commenced pivotal testing in health care facility settings. Even if SteriLumen obtains positive results from such testing, its future revenue will depend upon its ability to achieve sufficient market acceptance, pricing, the performance of its independent sales representatives and its manufacturing and distribution suppliers.

Table of Contents	11

We expect SteriLumen to continue to incur significant losses until it is able to commercialize the Disinfecting System, which it may not be successful in achieving. We anticipate that SteriLumen’s expenses will increase substantially if and as SteriLumen:

•	continues the research and development of the Disinfecting System and other disinfecting products;

•	expands the scope of its testing for the Disinfecting System and other disinfecting products;

•	establishes a sales, marketing, and distribution infrastructure to commercialize its product candidates;

•	seeks to maintain, protect, and expand its intellectual property portfolio;

•	seeks to attract and retain skilled personnel; and

•	creates additional infrastructure to support its product candidate development and planned future commercialization efforts.

Furthermore, any additional fundraising efforts may divert our management from our subsidiaries’ day-to-day activities, which may adversely affect our ability to develop and commercialize their product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

The pandemic caused by the spread of the Coronavirus could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of Coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On January 30, 2020, the World Health Organization declared the outbreak of Coronavirus a “Public Health Emergency of International Concern”. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

The spread of the virus in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The pandemic has had, and could have a significantly greater, material adverse effect on the U.S. economy where we conduct a majority of our business. The pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

Table of Contents	12

Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” and “social distancing” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

We have taken steps to take care of our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely. We have also taken precautions with regard to employee, facility, and office hygiene as well as implementing significant travel restrictions. We are also assessing our business continuity plans for all business units in the context of the pandemic. This is a rapidly evolving situation, and we will continue to monitor and mitigate developments affecting our workforce, our suppliers, our customers, and the public at large to the extent we are able to do so. We have and will continue to carefully review all rules, regulations, and orders and responding accordingly. We are dependent upon suppliers to provide us with all of the raw materials for products that we manufacture and sell and we currently manufacture the majority of our products in China. The pandemic has impacted and may continue to impact suppliers of materials and the manufacturing locations for our products. As a result, we have faced and may continue to face delays or difficulty manufacturing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for materials and manufacturing, they may cost more, which could adversely impact our profitability and financial condition.

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

Although it is difficult to predict the effect and ultimate impact of the Coronavirus outbreak on our business, it is likely that the impact of Coronavirus will adversely affect our results of operations, financial condition and cash flows in fiscal year 2022.

We are vulnerable to continued global economic uncertainty and volatility in financial markets.

Our business is highly sensitive to changes in general economic conditions as a seller of goods and services. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. We believe these disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions could have a material adverse effect on our business, financial condition, and results of operations, including by:

•	reducing demand for our products and services, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;
•	increasing the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;
•	increasing price competition in our served markets; and
•	resulting in supply interruptions, which could disrupt our ability to produce our products.

Table of Contents	13

We could need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

To remain competitive, we must continue to make significant investments in the development of our products, the expansion of our sales and marketing activities, and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. If cash generated from our operations is insufficient to fund such growth, we could be required to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our Common Stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures.

The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;
•	general economic conditions and conditions in the sanitation and disinfection industries and performance of sanitation devices as opposed to sanitation and disinfection substances;
•	the perception of our business in the capital markets;
•	making capital improvements to improve our infrastructure;
•	hiring qualified management and key employees;
•	responding to competitive pressures;
•	complying with regulatory requirements, if any;
•	our ratio of debt to equity;
•	our financial condition;
•	our business prospects; and
•	interest rates.

If we are unable to obtain sufficient capital in the future, we could have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, or reduced manufacturing efficiencies and could have a material adverse effect on our business, financial condition, and results of operations.

Raising additional capital may cause dilution to our existing stockholders and restrict our operations or require us to relinquish certain intellectual property rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements, and grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our or our subsidiaries’ products or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, validation/marketing studies, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Table of Contents	14

Our success depends, in part, on our relationships with, and the efforts of, third-party manufacturers, distributors, and other third parties that perform various tasks for us. If these third parties do not successfully carry out their contractual duties or meet expected, we may not be able to commercialize our product candidates and our business could be substantially harmed.

While we internally manufacture all of MunnWorks’ products that are manufactured domestically, currently approximately 75% of MunnWorks’ products and all of SteriLumen’s products are manufactured overseas in China by third party manufacturers. We do not currently have the infrastructure or capability internally to manufacture all of the components of our products and systems, and we lack the resources and the capability to manufacture and distribute the Disinfecting System on a commercial scale. We plan to rely on third parties for such operations. There are a limited number of manufacturers who have the ability to produce our products, and there may be a need to identify alternate manufacturers to prevent a possible disruption of our manufacturing and distribution process. Switching manufacturers or distributors, if necessary, may involve substantial costs and is likely to result in a delay in our desired commercial timelines, which could harm our business and results of operations.

Our suppliers may not supply us with a sufficient amount or adequate quality of materials, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on our ability to obtain timely deliveries of materials, components, and subassemblies of acceptable quality and in acceptable quantities from third-party suppliers. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders, rather than written supply contracts. Consequently, many of our suppliers have no obligation to continue to supply us on a long-term basis. In addition, our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others could affect their ability to deliver components for us in a timely manner. Moreover, our suppliers could encounter financial hardships, be acquired, or experience other business events unrelated to our demand for components, which could inhibit or prevent their ability to fulfill our orders and satisfy our requirements.

If any of our suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or ceases to manufacture components of acceptable quality, we could incur manufacturing delays and sales disruptions while we locate and engage alternative qualified suppliers, and we might be unable to engage acceptable alternative suppliers on favorable terms. In addition, we could need to reengineer our components, which could significantly delay production. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures. We are continually in the process of identifying and qualifying alternate source suppliers for our key components. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us, or at all.

Table of Contents	15

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to develop and manufacture our products, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

We may engage in future acquisitions or strategic transactions which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

We may make acquisitions in the future. In the event we engage in an acquisition or strategic transaction, we may need to acquire additional financing (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Any future acquisition by us or one of our subsidiaries may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction such as the acquisition may entail numerous operational and financial risks, including the risks outlined above and additionally:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies higher than expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

 Recent U.S. tax legislation may materially affect our financial condition, results of operations and cash flows.

The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) has significantly changed the U.S. federal income taxation of U.S. businesses, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, modifying or repealing many business deductions and credits.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modifies certain provisions of the Tax Act, including increasing the amount of interest expense that may be deducted.

Table of Contents	16

The Tax Act as modified by the CARES Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Our analysis and interpretation of this legislation is preliminary and ongoing and there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us, other changes may be beneficial. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on an investment in our common stock.

Our operating results are affected by many factors and may fluctuate significantly on a quarterly basis.

Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

•	the number of new product introductions by our subsidiaries;
•	losses related to inventory write-offs;
•	marketing exclusivity, if any, which may be obtained on certain new products;
•	the level of competition in the marketplace for certain products;
•	our subsidiaries’ ability to create demand in the marketplace for their products;
•	availability of raw materials and finished products from suppliers;
•	our subsidiaries’ ability to contract manufacturers to make their products;
•	Our dependence on a small number of products for a significant portion of net revenue or income;
•	price erosion and customer consolidation; and
•	uncertainty of future import tariffs.

The profitability of our subsidiaries’ product sales is also dependent upon the prices they are able to charge for their products, the costs to purchase products from third parties, and their ability to manufacture their products in a cost-effective manner. If their revenues decline or do not grow as anticipated, they may not be able to reduce their operating expenses to offset such declines. Failure to achieve anticipated levels of revenues could, therefore, significantly harm our operating results for a particular fiscal period.

We could be subject to significant warranty obligations if our products are defective, which could have a material adverse effect on our business, financial condition, and results of operations.

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to design and produce. If we fail to adequately design, or if our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. Our products could contain defects that cannot be repaired easily and inexpensively that can result some or all of the following:

•	loss of customer orders and delay in order fulfillment;
•	damage to our brand reputation;
•	increased cost of our warranty program due to product repair or replacement;
•	inability to attract new customers;
•	diversion of resources from our manufacturing and engineering and development departments into our service department; and
•	legal action.

Table of Contents	17

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and have invested in systems and infrastructures to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Product liability claims against us could be costly and could harm our reputation.

The sale of our products involves the risk of product liability claims against us. Claims could exceed our product liability insurance coverage limits. Our insurance policies are subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product, and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, we cannot provide assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates, or the inability to secure coverage in the future, and could have a material adverse effect on our business by reducing cash collections from customers and limiting our ability to meet our operating cash flow requirements.

Litigation against us could be costly and time-consuming to defend and could materially and adversely affect our business, financial condition, and results of operations.

We are from time to time involved in various claims, litigation matters and regulatory proceedings incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition, sales and trading practices, environmental matters, personal injury, and insurance coverage. Some of these lawsuits include claims for punitive as well as compensatory damages. The defense of these lawsuits could divert our management’s attention, and we could incur significant expenses in defending these lawsuits. In addition, we could be required to pay damage awards or settlements or become subject to unfavorable equitable remedies. Moreover, any insurance or indemnification rights that we could have may be insufficient or unavailable to protect us against potential loss exposures.

Table of Contents	18

If we lose our key management personnel, or are unable to attract or retain qualified personnel, it could adversely affect our ability to execute our growth strategy.

Our success is dependent, in part, upon our ability to hire and retain management, engineers, marketing and sales personnel, and technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. Our success will depend on our ability to retain our current personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel, and other specialized technicians is intense and we may not be able to retain our personnel. If we lose the services of any executive officers or key employees, our ability to achieve our business objectives could be harmed or delayed, which could have a material adverse effect on our daily operations, operating cash flows, results of operations, and ultimately share price. In general, our officers could terminate their employment at any time without notice for any reason.

Climate change initiatives could materially and adversely affect our business, financial condition, and results of operations.

Both domestic and international legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could increase the cost of raw materials derived from sources that generate greenhouse gas emissions. If our suppliers are unable to obtain energy at a reasonable cost in the future, the cost of our raw materials could be negatively impacted which could result in increased manufacturing costs.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Table of Contents	19

At present, we believe that we have effective internal controls in place. However, our management, including our Chief Executive Officer, cannot guarantee that our internal controls and disclosure controls that we have in place will prevent all possible errors, mistakes or all fraud.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

We require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission and civil or criminal sanctions.

Table of Contents	20

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until December 31, 2025, the last day of the fiscal year following the fifth anniversary of August 31, 2020, the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company. If we fail to remediate a material weakness, or if we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock and Warrants.

Prior to the completion of our initial public offering in August 2020, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. As a newly public company, we have designed a control environment as required of public companies under the rules and regulations of the SEC.

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. We may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Table of Contents	21

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

If we sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.

Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’, data. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.

Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyber-attacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and, in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks.

Table of Contents	22

Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation and brand, cause the termination of relationships with our members, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services, and subject us to significant liability and expense, which would harm our business, operating results, and financial condition.

Risks Related to SteriLumen’s Business

Certain ResInnova testing limitations.

Our claims on the effectiveness of the Disinfecting System against certain pathogens are supported by the analysis of the Disinfecting System performed in ResInnova’s laboratory. The environment in ResInnova’s laboratory is controlled and does not account for all real-world variables, which may impact the effectiveness of ultraviolet light in killing microorganisms. Such variables include humidity, air temperature, and the presence of organic soils that differ from those used in the laboratory tests. If any one of these un-accounted for variables proves to be significant in the evaluation of the effectiveness of the Disinfecting System, the laboratory results obtained by ResInnova could be significantly more favorable than the results experienced by our customers. Furthermore, in accordance with CDC guidelines only laboratories with a biosafety level 3 or 4 may test against SARS-CoV-2, the virus that causes COVID-19. ResInnova is a biosafety level 2 laboratory and cannot test against SARS-CoV-2 and therefore in its place tested against OC43, which, according to ResInnova is a common surrogate for SARS-CoV-2 as both are of the Beta genre of coronaviruses. If the results from testing the Disinfecting System against OC43 are different from the results that would have occurred from testing against SARS-CoV-2, ResInnova’s testing results could be materially more favorable than the results experienced by our customers with respect to SARS-CoV-2. If the Disinfecting System is not effective against SARS-CoV-2, this could have a material adverse effect on the Company’s, which would have a material adverse effect on our business prospects and financial condition.

The complete and final assembly of the Disinfecting System has not yet received safety certification from a nationally recognized testing laboratory.

All of the component parts of the Disinfecting System have been certified by ETL. The ETL listings for ETL Listing numbers: SLR-1 = E519669 for the ribbon unit and SLD-1 = E519957  for the drain unit is new for such a UVC device for the UL and due to incomplete standards does not guarantee successful deployment and installation at scale in the US. If we are unable or significantly delayed in obtaining confidence for installations within the marketplace with above certifications, our business and financial prospects will be materially adversely affected.

In accordance with an August 24, 1993 Interpretation Letter from OSHA, all electrical equipment must be accepted, certified, labeled, listed, or otherwise determined that such equipment is safe by a NRTL or by another Federal agency or by a State, municipal, or other local authority responsible for enforcing occupational safety provisions of the National Electric Safety Code.

If SteriLumen is unable to develop a successful marketing approach, our business will suffer.

If SteriLumen fails to develop a successful marketing approach or to manage its growth effectively, our business and financial results will be materially harmed. Healthcare facilities operate in a highly regulated and dynamic market with changing regulations, codes, standards and guidelines and as a result are very loyal to vendors they trust. Achieving market acceptance will require extensive customer education and product validation. Some of the ways in which SteriLumen intends on achieving market acceptance is through working with professional trade organizations, having articles published in industry trade publications, conducting validation/marketing studies at well-known hospitals and lab testing. However, there is no assurance that SteriLumen will be successful in organizing these efforts or if the results from them will be positive. SteriLumen has sought and may also seek in the future to expand its business through complementary or strategic acquisitions of other businesses, products or assets such as its recent acquisition of the Airocide product line, or through joint ventures, strategic partnerships or other arrangements with established and trusted disinfection companies. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt SteriLumen’s ongoing businesses, which may adversely affect its relationships with customers, employees and others with whom it has business or other dealings. Further, if SteriLumen is unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, its growth and ability to compete may be impaired, which would require it and us to focus additional resources on the integration of operations rather than other profitable areas of its business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. However, failure to acquire or partner with established and trusted disinfection companies would prevent SteriLumen’s products from being part of a bundle of disinfection products that could be sold all at once, which could have a material adverse effect on the financial results of our business.

Table of Contents	23

The air purification market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The air purification market is fragmented and competitive. SteriLumen’s competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are quality of product, pricing, service and delivery capabilities and availability of product. We will compete with many local, regional and national air purification distributors and dealers. In addition, some air purification suppliers might sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, distributors of products similar to those distributed by us may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors. Some of our competitors have greater financial resources and may be able to withstand sales or price decreases more effectively than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

If we are unable to execute our plan to distribute SteriLumen’s Airocide products, we may not be able to generate revenues and your investment could be materially adversely affected.

We acquired the rights to manufacture and sell our Airocide products in February of 2021 and have not yet fully scaled to execute our plan to sell and distribute SteriLumen’s Airocide products. The success of the Airocide business will depend on the execution of our plan and the acceptance of Airocide products by the consumer and commercial markets. Achieving such acceptance will require significant marketing investment. Once we execute our plan to sell and distribute the Airocide products, it may not be accepted by consumers at sufficient levels to support our operations and build our business. If SteriLumen’s Airocide products are not accepted at sufficient levels, our business could fail.

We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

We may become subject to significant government regulation, by the EPA and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the adoption or modification of laws or regulations relating to UVC or air purification or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. If we are required to comply with new regulations or legislation or new interpretations of existing regulations. This compliance could cause us to incur additional expenses or alter our business model.

Table of Contents	24

SteriLumen’s Scientific Air business is highly dependent on a sole distributor and any disruption in their operations could have a material adverse effect on our business, results of operations and financial condition.

Currently, a sole distributor distributes Scientific Air products pursuant to an exclusive distribution agreement which, on a proforma basis, accounted for approximately 19% of Scientific Air’s revenues for the twelve months ended December 31, 2021. Scientific Air’s revenues were approximately 22% of the combined revenues of Scientifc Air and the Company for the twelve month period ended December 31, 2021. Any number of factors relating to such distributor, including labor disruptions, catastrophic weather events, financial difficulties, solvency problems, such distributor prioritizing the distribution of other products over ours or contractual disputes between us and such distributor could lead to uncertainty in the distribution of a material amount of our Scientific Air products. While we are in the process of identifying additional distributors, there can be no assurance that we will be able to do so in the near or foreseeable future. If SteriLumen experiences distribution disruptions with respect to Scientific Air products, it may not be able to develop alternate sourcing quickly and could cause it to alter production schedules or suspend production entirely. If any such disruptions occur it could have a material adverse effect on our business, results of operations and financial condition.

SteriLumen’s Disinfecting System business is highly dependent on its suppliers’ and any disruption in their operations could have a material adverse effect on our business, results of operations and financial condition.

SteriLumen’s Disinfecting System business will be dependent upon the continued ability of its suppliers to deliver systems, components, raw materials, and finished disinfection products. Its UVC LEDs are manufactured in South Korea and then shipped to China or the United States for assembly with all other components, which if manufactured in China, the finished products are shipped to Long Beach, California for warehousing and distribution, otherwise the units are shipped from Mount Vernon. Any number of factors, including labor disruptions, catastrophic weather events, contractual or other disputes with suppliers, and supplier financial difficulties or solvency problems could disrupt its suppliers’ operations and lead to uncertainty in its supply chain or cause supply disruptions, which could, in turn, disrupt its operations. If SteriLumen experiences supply disruptions, it may not be able to develop alternate sourcing quickly. Any disruption of its production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause it to alter production schedules or suspend production entirely. If any such disruptions occur it could have a material adverse effect on our business, results of operations and financial condition.

SteriLumen’s business is highly dependent on market perceptions of it and the safety and quality of its products.

Market perceptions of SteriLumen’s business are very important to us, especially market perceptions of the safety and quality of SteriLumen’s products. If any of its products or similar products that other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, harmful to end users, then this could have a material adverse effect on our business, results of operations and financial condition. Also, because SteriLumen’s business is dependent on market perceptions, negative publicity associated or perceived to be associated with its business, products or product pricing could have a material adverse impact on our business, results of operations and financial condition.

Customers may be hesitant in adopting UV light-based technologies, and our inability to overcome this hesitation could limit the market acceptance of our products and our market share.

Our UV light disinfection systems represent relatively new technologies in the market. Only a small percentage of professional medical institutions or hospitality providers are immediately willing to conduct sanitation using our systems. Our future success will depend on our ability to increase demand for our products by demonstrating to a broad spectrum of medical professional, dentists, hospitality industry, their patients and customers, the potential performance advantages of our UV light systems over traditional methods of disinfection over competitive UV light systems, and our inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

Table of Contents	25

Conventional germicidal UV light was historically considered as a human health hazard if improperly used and can lead to skin cancer and cataracts. We may experience long sales cycles because healthcare facilities and hotels and other facilities may be slow to adopt new technologies on a widespread basis and admit that such technologies can sanitize public space without damaging public health. As a result, we generally are required to invest a significant amount of time and resources to educate general public about the benefits of our products in comparison to competing products and technologies before completing a sale, if any. Factors that could inhibit adoption of UV technologies by healthcare facilities or hospitality companies include the initial cost and concerns about the safety, efficacy, and reliability of our UV systems. In addition, economic pressure, caused, for example, by an economic slowdown as a result of Coronavirus, changes in health care reimbursement or by competitive factors in a specific market, could make businesses reluctant to purchase substantial capital equipment or invest in new technologies. Customer acceptance will depend on the recommendations of governmental authorities, as well as other factors, including the relative effectiveness, safety, reliability, and comfort of our systems as compared to other instruments and methods for performing disinfecting procedures.

If future data proves to be inconsistent with our research results or if competitors’ products present more favorable results our revenues could decline and our business, financial condition, and results of operations could be materially and adversely affected.

Even though our disinfecting devices are protected with patents, if new studies or comparative studies generate results that are not as favorable as our research results, our revenues could decline. Additionally, if future studies indicate that our competitors’ products are more effective or safer than ours, our revenues could decline. Furthermore, hospitals and businesses could choose not to purchase our UV light sanitation systems until they receive additional published long-term clinical evidence and recommendations from prominent hospitals and businesses that indicate our UV light sanitation systems are effective for disinfecting applications.

We may face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers and our ability to grow our business would be impaired.

A number of competitors have substantially greater capital resources, larger customer bases, larger technical, sales and marketing forces and stronger reputations with target customers than ours. We compete with a number of domestic and foreign companies that market traditional chemical sanitation products, as well as companies that market UV technologies. The marketplace is highly fragmented and very competitive. We expect that the rapid technological changes occurring in the health care industry could lead to the entry of new competitors, particularly if UV disinfecting increases market acceptance. If we do not compete successfully, our revenue and market share could decline, which would impact our ability to meet our operating cash flow requirements and our business, financial condition, and results of operations could be adversely affected.

Our long-term success depends upon our ability to (i) distinguish our products through improving our product performance and pricing, protecting our intellectual property, improving our customer support, accurately timing the introduction of new products, and developing sustainable distribution channels worldwide; and (ii) develop and successfully commercialize new products, new or improved technologies, and additional applications for our UV light sanitation systems. We may not be able to distinguish our products and commercialize any new products, new or improved technologies, or additional applications for our UV light disinfecting systems.

Table of Contents	26

We could incur problems in manufacturing our products.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We could encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must ensure our manufacturing facilities, processes, and quality systems, and the manufacture of our UV light sanitation systems, quality control, and documentation policies and procedures.From time to time, we could expend significant resources in obtaining, maintaining, and addressing our compliance with various federal and requirements that may be subject to changes. Our success will depend in part upon our ability to manufacture our products without FDA approval or compliance with and other regulatory requirements.

We have not experienced significant quality issues with components of our products supplied by third parties, however, we could in the future. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our product sales, cash collections from customers, and our ability to meet operating cash flow requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

Adverse publicity regarding our technology or products could negatively impact us.

Adverse publicity regarding any of our products or similar products marketed or sold by others could negatively affect us. If any studies raise or substantiate concerns regarding the efficacy or safety of our products or other concerns, our reputation could be harmed and demand for our products could diminish, which could have a material adverse effect on growth in new customers and sales of our products, leading to a decline in revenues, cash collections, and ultimately our ability to meet operating cash flow requirements.

Rapidly changing standards and competing technologies could harm demand for our products, result in significant additional costs, and have a material adverse effect on our business, financial condition, and results of operations.

The markets in which our products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, and frequent introductions of new devices and evolving sanitizing solutions and practices, specifically catalyzed by the impact of the Coronavirus pandemic. Competing products could emerge that render our products uncompetitive or obsolete. We cannot guarantee that we will successfully identify new product opportunities, identify new and innovative applications of our technology, or be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures.

We could be unable to effectively manage and implement our growth strategies, which could have a material adverse effect on our business, financial condition, and results of operations.

 Our growth strategy includes expanding our product line and applications by developing enhancements and transformational innovations, including new solutions for various fields and industries. Expansion of our existing product line and entry into new applications divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), may require regulatory approvals, result in new or increasing competition, could require longer implementation times or greater start-up expenditures than anticipated, and could otherwise fail to achieve the desired results in a timely fashion, if at all. These efforts could also require that we successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively, and manufacture and deliver sufficient volumes of new products of appropriate quality on time. We could be unable to increase our sales and earnings by expanding our product offerings in a cost-effective manner, and we could fail to accurately predict future customer needs and preferences or to produce viable technologies. In addition, we could invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we could incur substantial costs in doing so. In addition, promising new products could fail to reach the market or realize only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, or uncertainty over third-party reimbursement.

Table of Contents	27

International sales may comprise a significant portion of SteriLumen’s revenues and will be subject to risks associated with operating in domestic and international markets.

International sales may comprise a significant portion of SteriLumen’s revenue, and we intend to continue to pursue and expand our international business activities. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, which could have a material adverse effect on our revenues and operating cash flow, including among others:

•	adverse changes in tariffs and trade restrictions;
•	political, social, and economic instability and increased security concerns;
•	fluctuations in foreign currency exchange rates;
•	longer collection periods and difficulties in collecting receivables from foreign entities;
•	exposure to different legal standards;
•	transportation delays and difficulties of managing international distribution channels;
•	reduced protection for our intellectual property in some countries;
•	difficulties in obtaining domestic and foreign export, import, and other governmental approvals, permits, and licenses, and compliance with foreign laws;
•	the imposition of governmental controls;
•	unexpected changes in regulatory or certification requirements;
•	difficulties in staffing and managing foreign operations; and
•	potentially adverse tax consequences and the complexities of foreign value-added tax systems.

We believe that international sales may represent a significant portion of SteriLumen’s revenue, and we intend to expand its international operations. In international markets where our sales are denominated in U.S. dollars, an increase in the relative value of the dollar against the currency in such markets could indirectly increase the price of our products in those markets and result in a decrease in sales. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. However, we could do so in the future.

SteriLumen’s collaborations with outside scientists and consultants may be subject to restriction and change.

SteriLumen works with scientists at academic and other institutions, and consultants who assist it in its research, development, and design efforts. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice on SteriLumen’s programs. These scientists and consultants are not our or SteriLumen’s employees, may have other commitments that would limit their future availability to SteriLumen and typically will not enter into non-compete agreements with SteriLumen. If a conflict of interest arises between their work for SteriLumen and their work for another entity, SteriLumen may lose their services. In addition, SteriLumen will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of SteriLumen’s clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in its clinical trials could be restricted or eliminated.

Table of Contents	28

SteriLumen has entered into or intends to enter into non-competition agreements with certain of SteriLumen’s employees. These agreements prohibit its employees, if they cease working for it, from competing directly against it or working for its competitors for a limited period. However, under current law, SteriLumen may be unable to enforce these agreements against certain of its employees and it may be difficult for it to restrict their competitors from gaining the expertise its former employees gained while working for it. If SteriLumen cannot enforce its employees’ non-compete agreements, it may be unable to prevent its competitors from benefiting from the expertise of its former employees.

Risks Related to MunnWorks’ Business

The custom design decorative framed mirror supply market is highly competitive, and we may not be able to compete successfully.

MunnWorks operates within the highly competitive custom design decorative framed mirror supply market, which is characterized by competition from a number of other manufacturers. Competition is further intensified during economic downturns. MunnWorks competes with numerous large national and regional companies for, among other things, customers, raw materials and skilled management and labor resources. Purchase volumes have fluctuated substantially from time to time in the past, and we expect such fluctuations to occur from time to time in the future. Some of its competitors have greater financial, marketing and other resources than it does and, therefore, may be able to adapt to changes in customer preferences more quickly, devote more resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than MunnWorks can.

In addition, some of our competitors may resort to price competition to sustain or gain market share and manufacturing capacity utilization, and MunnWorks may have to adjust the prices on some of its products to stay competitive, which could reduce its revenues. MunnWorks may not ultimately succeed in competing with other manufacturers and distributors in its market, which may have a material adverse effect on our business, financial condition or results of operations.

MunnWorks’ possible failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations.

The custom design decorative framed mirror supply market is subject to changing consumer trends, demands and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If MunnWorks’ products do not keep up with consumer trends, demands and preference, it could lose market share, which could have a material adverse effect on our business, financial condition or results of operations.

Changes to the buying strategies of MunnWorks’ customers could also affect its ability to compete. Further, the volatile and challenging economic environment of recent years has caused shifts in trends, demands, preferences and purchasing practices and changes in the business models and strategies of its customers. Shifts in consumer preferences, which may or may not be long-term, have altered the quantity, type and prices of products demanded by the end-consumer and MunnWorks’ customers. If it does not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, its relationships with our customers could be harmed, the demand for its products could be reduced and its market share could be negatively affected.

Table of Contents	29

MunnWorks’ independent sales force may not be effective.

MunnWorks hires independent sales representatives who have primary responsibility for contacting existing and potential customers and are paid on a commission basis. While this sales model has proven successful in the past, to continue to be effective, sales representatives will need to continue to be extremely knowledgeable about MunnWorks’ products. However, these independent sales representatives may be selling products from different non-competitive sellers, which could prevent them from focusing on MunnWorks’ products and providing the required information to the customers, which could have a material adverse effect on our business, results of operations and financial condition.

MunnWorks’ business is highly dependent on its suppliers’ and any disruption in their operations could have a material adverse effect on our business, results of operations and financial condition.

MunnWorks’ operations will be dependent upon the continued ability of its suppliers to deliver components, raw materials, and finished products. Although many of its products are manufactured at our corporate headquarters in New York, many of its products are manufactured overseas. Any number of factors, including labor disruptions, catastrophic weather events, contractual or other disputes with suppliers, and supplier financial difficulties or solvency problems could disrupt its suppliers’ operations and lead to uncertainty in its supply chain or cause supply disruptions, which could, in turn, disrupt its operations. If MunnWorks experiences supply disruptions, it may not be able to develop alternate sourcing quickly. Any disruption of its production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause it to alter production schedules or suspend production entirely. If any such disruptions occur it could have a material adverse effect on our business, results of operations and financial condition.

MunnWorks’ business is highly dependent on market perceptions of it and the quality of its products.

Market perceptions of MunnWorks’ business are very important to us, especially market perceptions of the quality of MunnWorks’ products. Because MunnWorks’ business is dependent on market perceptions, negative publicity associated or perceived to be associated with its business, products or product pricing could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property

If the patents that we own or license, or our other intellectual property rights, do not adequately protect our technologies, we could lose market share to our competitors and be unable to operate our business profitably.

Our future success depends, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology. However, we cannot ensure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition, or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors could independently develop similar or more desirable products, duplicate our products, or design products that circumvent our patents. The laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there have been recent changes in the patent laws and rules of the U.S. Patent and Trademark Office (“USPTO”), and there could be future proposed changes that, if enacted, have a significant impact on our ability to protect our technology and enforce our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitive position could be adversely affected, and there could be a material adverse effect on sales, cash collections, and our ability to meet operating cash flow requirements.

If third parties claim that we infringe their intellectual property rights, we could incur liabilities and costs and have to redesign or discontinue selling certain products, which could have a material adverse effect on our business, financial condition, and results of operations.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on UV light applications. From time to time, we expect to continue to receive, notices of claims of infringement, misappropriation, or misuse of other parties’ proprietary rights. Some of these claims could lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and we may not be able to obtain a license on acceptable terms, or at all.

Table of Contents	30

Patent terms are limited and we may not be able to effectively protect our products and business.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. In addition, upon issuance in the U.S., the patent term may be extended based on certain delays caused by the applicant(s) or the USPTO. Even if we obtain effective patent rights for all our current patent applications, we may not have sufficient patent terms or regulatory exclusivity to protect our products, and our business and results of operations would be adversely affected.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue may be successful. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other equipment manufacturing companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming, and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Table of Contents	31

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Relating to Ownership of Our Securities

The public price of our Common Stock may be volatile, and could, following a sale decline significantly and rapidly.

The offering price for the shares will be determined by negotiations between us and the underwriters and may not be indicative of prices that will prevail in the open market following this offering. The market price of our common stock may decline below the initial offering price, and you may not be able to sell your shares of our common stock at or above the price you paid in the offering, or at all. Following this Offering, the public price of our common stock in the secondary market will be determined by private buy and sell transaction orders collected from broker-dealers.

We may not be able to maintain a listing of our Common Stock.

In order for our common stock to continue to be listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

Our directors and officers beneficially own more than 50% of the voting power of our voting stock as of December 31, 2021, and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Our directors and officers have voting control over more than 50% of our voting stock (which excludes 158,959 shares underlying options and warrants issued to the directors and officers, but does include 2,000 shares of the Company’s Super Voting Preferred Stock beneficially owned by Max Munn, our Interim Chief Executive Officer, President and director , which is entitled to 1,000 votes per share (2,000,000 votes in aggregate) and votes with the common stock as a single class. As a result, our directors and officers will have control over all matters submitted to our stockholders for approval, including the election of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Our directors and officers may have interests different from yours.

Table of Contents	32

We have not paid dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our Common Stock is limited by the terms of our Series A Perpetual Preferred Stock and may be limited by Delaware state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Amended and Restated Certificate of Incorporation and our Bylaws eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Delaware law. Further, our amended and restated certificate of incorporation and our Bylaws and individual indemnification agreements we have entered with each of our directors and executive officers provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by the Delaware law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders, indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our certificate of incorporation will designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Company’s Certificate of Incorporation or the Bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above.

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Table of Contents	33

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our Common Stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flows may fluctuate significantly from period to period, which may impact our board of directors’ willingness or legal ability to declare a monthly dividend. If our operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products and services;
•	introduction of competing products;
•	our operating expenses which fluctuate due to growth of our business; and
•	variable sales cycle and implementation periods for content and services.

The market price of our securities could be substantially affected by various factors.

The market price of our Common Stock could be subject to wide fluctuations in response to numerous factors. The price of the our Common Stock that will prevail in the market after this offering may be higher or lower than the offering price depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

•	trading prices of securities generally;
•	general economic and financial market conditions;
•	government action or regulation;
•	the financial condition, performance and prospects of us and our competitors;
•	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
•	our issuance of preferred equity or debt securities; and
•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Common Stock in this offering may experience a decrease, which could be substantial and rapid, in the market price of the Common Stock, including decreases unrelated to our operating performance or prospects.

Table of Contents	34

You should consult your own independent tax advisor regarding any tax matters arising with respect to the securities offered in connection with this offering.

Participation in this offering could result in various tax-related consequences for investors. All prospective purchasers of the resold securities are advised to consult their own independent tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences relevant to the purchase, ownership and disposition of the resold securities in their particular situations.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to use any future earnings to pay dividends on our Series A Preferred Stock and to support the development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Delaware state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We will have broad discretion in using the proceeds of this offering and we may not effectively spend the proceeds.

We will use the net proceeds of this offering for general corporate purposes, including investments and acquisitions. We have not allocated any specific portion of the net proceeds to any particular purpose, and our management will have the discretion to allocate the proceeds as it determines. We will have significant flexibility and broad discretion in applying the net proceeds of this offering, and we may not apply these proceeds effectively. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds, and you will not have the opportunity to influence our decisions on how to use our net proceeds from this offering.

Provisions of our Amended and Restated Certificate of Incorporation could delay or prevent the acquisition or sale of our business.

Our Amended and Restated Certificate of Incorporation permits our Board of Directors to designate new series of preferred stock and issue those shares without any vote or action by our stockholders. Such newly authorized and issued shares of preferred stock could contain terms that grant special voting rights to the holders of such shares that make it more difficult to obtain stockholder approval for an acquisition of our business or increase the cost of any such acquisition.

We expect that we will need to raise additional capital, and raising additional funds by issuing additional equity securities or with additional debt financing may cause dilution to shareholders or restrict our operations.

We expect that we will need to raise additional capital in the future. We may raise additional funds through public or private equity or debt offerings or other financings, as well as borrowings from banks or through the issuance of debt securities.

Any new debt financing we enter into may involve covenants that restrict our operations more than our current outstanding debt. These restrictive covenants could include limitations on additional borrowings and specific restrictions on the use of our assets, as well as prohibitions or limitations on our ability to create liens, pay dividends, receive distributions from our subsidiaries, redeem or repurchase our stock or make investments. These factors could hinder our access to capital markets and limit or delay our ability to carry out our capital expenditure plan or pursue other opportunities beyond the current capital expenditure plan. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital when needed, on reasonable terms and in amounts sufficient to fund our obligations, expenses, capital expenditure plan and other strategic initiatives, we could be forced to suspend, delay or curtail these plans or initiatives or could default on our contractual commitments. Any such outcome could negatively affect our business, performance, liquidity and prospects.

Table of Contents	35

The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock.

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

The Company’s ability to pay dividends and to meet its debt obligations largely depends on the performance of its subsidiaries and the ability to utilize the cash flows from those subsidiaries.

The Company is a holding company for SteriLumen and MunnWorks and has no material assets other than its equity interests in those subsidiaries. Therefore, the only current revenue source for future dividends on the Series A Preferred Stock is from its subsidiaries. SteriLumen is an early-stage designer and marketer of disinfection systems with limited operating history spanning from December 2016. As a result of the acquisition of the Akida assets, we expect that SteriLumen will have positive cash flow, but this cash flow combined with cash flows from MunnWorks may not be sufficient to pay dividends on the Series A Preferred Stock. Our utilization of cash has been and will continue to be highly dependent on SteriLumen’s product development programs and cash flow from Airocide and MunnWorks’ operations. Our cash expenses will be highly dependent on the product development programs SteriLumen chooses to pursue, the progress of these product development programs, the results of SteriLumen’s validation/marketing studies, the terms and conditions of SteriLumen’s contracts with service providers and manufacturing contractors, and the terms of recruitment of facilities in our validation/marketing studies.

In addition, the subsidiaries and any joint ventures or other entities accounted for as equity method investments are separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to the Company, whether to enable us to pay principal and interest on our debt, our other obligations or dividends on our Common Stock or preferred stock (including the Series A Preferred Stock offered hereby), and could be precluded from paying any such dividends or making any such loans or distributions under certain circumstances, including, without limitation, as a result of legislation, regulation, court order, contractual restrictions or in times of financial distress. The inability to access capital from our subsidiaries and entities accounted for as equity method investments as well from the capital markets could have a material adverse effect on the Company’s cash flows and financial condition and, on our ability, to pay dividends on the Series A Preferred Stock.

The Series A Preferred Stock will be effectively subordinated to the obligations of our subsidiaries.

We are a holding company and conduct substantially all of our operations through our subsidiaries. Our right to receive any assets of any of our subsidiaries upon their liquidation, reorganization or otherwise, and thus the ability of a holder of our Series A Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of the subsidiaries’ creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of those subsidiaries and any indebtedness of those subsidiaries senior to that held by us.

We must adhere to prescribed legal requirements and we must also have sufficient cash in order to be able to pay dividends on the Preferred Stock.

In accordance with Section 170 of the Delaware General Corporation Law (“DGCL”), we may only declare and pay cash dividends on the Series A Preferred Stock if we have either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus”, meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. If the capital of the Company, computed in accordance with Sections 154 and 244 of the DGCL, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, the directors of the Company cannot declare and pay out of such net profits any dividends upon any shares of any classes of its capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. We can provide no assurance that we will satisfy such requirements in any given year. Further, even if we have the legal ability to declare a dividend, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this prospectus actually occur. Also, payment of our dividends depend upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A Preferred Stock.

The Series A Preferred Stock represents perpetual equity interests in us, and investors should not expect us to redeem the Series A Preferred Stock on any such date that the Series A Preferred Stock becomes redeemable by us or on any particular date afterwards.

The Series A Preferred Stock represents perpetual equity interests in us, and it has no maturity or mandatory redemption, is not redeemable at the option of investors under any circumstances. As a result, unlike our indebtedness, the Series A Preferred Stock will not give rise to a claim for payment of a principal amount at a particular date. As a result, holders of the Series A Preferred Stock may be required to bear the financial risks of an investment in the Series A Preferred Stock for an indefinite period of time.

We may redeem the Series A Preferred Stock on a date or dates determined in our sole discretion and the investor may not find a new investment with a comparable dividend or interest rate.

The Series A Preferred Stock will be a perpetual equity security. This means that it will have no maturity or mandatory redemption date and will not be redeemable at the option of the holders. We may, at our option, after July 16, 2022, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time as we may determine in our sole discretion, for cash at a redemption price equal to $27.50 until July 16, 2026 and $25.00 thereafter. We may have an incentive to redeem the Series A Preferred Stock voluntarily if we can do so without paying the premium or if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption. If we choose to redeem the Series A Preferred Stock, you may not be able to reinvest the redemption proceeds in a comparable security at an effective dividend or interest rate as high as the dividend payable on the Series A Preferred Stock.

Table of Contents	36

The conversion feature may not adequately compensate you, and the conversion and redemption features of the Series A Preferred Stock may make it more difficult for a party to take over our company and may discourage a party from taking over our company.

Upon the occurrence of a Delisting Event or Change of Control, holders of the Series A Preferred Stock will have the right (unless, prior to the Delisting Event Conversion Date or Change of Control Conversion Date, as applicable, we have provided or provide notice of our election to redeem the Series A Preferred Stock) to direct the depositary to convert some or all of the Series A Preferred Stock into our common stock (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem the Series A Preferred Stock. See “Description of Series A Preferred—Conversion Rights” and “—Special Optional Redemption.” Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the Share Cap multiplied by the number of shares of Series A Preferred Stock converted. If the Common Stock Price is less than $4.67 (which is approximately 50% of the closing sale price per share of our common stock on July 12, 2021), subject to adjustment, the holders will receive a maximum of 5.353319 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, those features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

The Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock, and the Series A Preferred Stock may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series A Preferred Stock or that we may elect to obtain a rating of the Series A Preferred Stock in the future. In addition, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Series A Preferred Stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Series A Preferred Stock. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any particular security, including the Series A Preferred Stock. Ratings do not reflect market prices or suitability of a security for a particular investor and any future rating of the Series A Preferred Stock may not reflect all risks related to us and our business, or the structure or market value of the Series A Preferred Stock.

If Nasdaq delists the Series A Preferred Stock, investors’ ability to make trades in the Series A Preferred Stock could be limited.

Our Series A Preferred Stock is traded on the Nasdaq Capital Market under the symbol “AUVIP.” In order to continue to be listed on the Nasdaq Capital Market, we must meet and maintain certain financial, distribution, and share price levels. Generally, this means having a minimum number of publicly held shares of Series A Preferred Stock (generally 1,000,000 shares), a minimum market value (generally $5,000,000), a minimum net income from continuing operations (generally $750,000) and a minimum number of holders (generally 300 public holders). If we are also unable to meet the listing standards for the Nasdaq Capital Market, we may apply to have our Series A Preferred Stock quoted by OTC Markets. If we are unable to maintain listing for the Series A Preferred Stock on the Nasdaq Capital Market, the ability to transfer or sell shares of the Series A Preferred Stock will be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected. Moreover, since the Series A Preferred Stock has no stated maturity date, investors may be forced to hold shares of the Series A Preferred Stock indefinitely while receiving stated dividends thereon when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof.

The market for our Series A Preferred Stock may not provide investors with adequate liquidity.

Liquidity of the market for the Series A Preferred Stock depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of the Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series A Preferred Stock. We cannot predict the extent to which investor interest in our Company will maintain a trading market in our Series A Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A Preferred Stock.

Table of Contents	37

We are allowed to issue shares of other series of preferred stock that rank above or equal to the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs without first obtaining the approval of the holders of our Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and/or additional series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with equal or senior priority with respect to dividends. Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A Preferred Stock and our Common Stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that will influence the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. Continued increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” only if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”  If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

A holder of Series A Preferred Stock has essentially no voting rights.

The holders of Series A Preferred Stock will not be entitled to vote on any matter that comes before our stockholders for a vote unless such vote is required by the DGCL. This means that, unless it is required by Delaware law, you will not have the right to participate in any decisions regarding or affecting our Company or your investment, including the election of directors or any extraordinary events, such as a merger, acquisition or other similar transaction. Decisions on those matters could be made in a manner that materially and adversely affects your interests. Our shares of the Super Voting Preferred Stock and our Common Stock are the only classes of our securities that carry full voting rights. See “Description of the Securities--Series A Preferred Stock—Voting Rights.”

Future issuances of preferred stock may reduce the value of the Series A Preferred Stock.

Upon the completion of the offering described in this prospectus, we may sell additional shares of preferred stock on terms that may differ from those described in this prospectus. Such shares could rank on parity with or senior to the Series A Preferred Stock offered hereby as to dividends, voting or rights upon liquidation, winding up or dissolution. The creation and subsequent issuance of additional classes of preferred stock on parity with the Series A Preferred Stock, could dilute the interests of the holders of Series A Preferred Stock offered hereby. Any issuance of preferred stock that is senior to the Series A Preferred Stock would not only dilute the interests of the holders of Series A Preferred Stock offered hereby, but also could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock.

Table of Contents	38

If we are not paying full dividends on any future dividend parity stock, we will not be able to pay full dividends on the Series A Preferred Stock.

When dividends are not paid in full on outstanding shares of any class or series of our stock that ranks on a parity with the Series A Preferred Stock in the payment of dividends (“dividend parity stock”) for a dividend period, all dividends declared with respect to shares of Series A Preferred Stock and all shares of outstanding dividend parity stock for such dividend period shall be declared pro rata so that the respective amounts of such dividends declared bear the same ratio to each other as all accrued but unpaid dividends per share on the shares of Series A Preferred Stock and all shares of outstanding dividend parity stock for such dividend period bear to each other. Therefore, if we are not paying full dividends on any outstanding shares of dividend parity stock, we will not be able to pay full dividends on the Series A Preferred Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease and maintain our primary offices and manufacturing facility at 150 N. Macquesten Parkway, Mount Vernon, NY 10550 and at 3625 Kennesaw North Industrial Pkwy NW, Kennesaw, GA. 30144. We also lease offices at 8480 East Orchard Road, Greenwood Village, Colorado 80111 and 1301 W. Copans Road, Pompano Beach, Florida, 33064, We do not currently own any real estate.

Item 3. Legal Proceedings

On February 25, 2022, James Doyle, a former Chief Operating Officer of the Company filed an arbitration claim against the Company for approximately $1.5 million plus attorneys’ fees and other costs with the American Arbitration Association in the State of New York for severance pay and other claims after being terminated by the Company for cause. The Company maintains that the claims Mr. Doyle have made are without merit and is therefore not obligated to pay any amounts to Mr. Doyle. The arbitration proceeding was initiated pursuant to the arbitration provision in Mr. Doyle’s employment agreement with the Company. The Company is in the process of responding to Mr. Doyle’s claims and plans on filing one or more counterclaims against Mr. Doyle. While the Company is unable to provide any assurances as to the ultimate outcome of this matter, it believes that all of Mr. Doyle’s claims are without merit and intends to vigorously defend against them. The Company is currently unable to estimate the costs and timing of the arbitration, including any potential damages, if Mr. Doyle were to prevail on any of his claims.

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

Item 4. Mine Safety Disclosures

Not applicable.

Table of Contents	39

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Capital Market market under the symbol AUVI.

Holders

As of March 31, 2022, there were 30 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our Common Stock is limited by the terms of our Series A Perpetual Preferred Stock and may be limited by Delaware state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021 we made the following unregistered sales of our securities:

On January 1, 2021 the Company issued in the aggregate 62,500 unvested shares of its Common Stock to its independent directors, which vest on January 1, 2022.

On January 14, 2021 the Company issued 3,320 shares of its Common Stock pursuant to the exercise of a common stock purchase warrant.

On January 25, 2021, the Company issued 3,000 shares of its Common Stock to a consultant as payment for services.

On February 8, 2021, the Company issued 1,375,000 shares of its Common Stock to the members of Akida Holdings LLC and one of its former employees in connection with the purchase of substantially all of the assets of Akida Holdings LLC.

On March 5, 2021 the Company issued 185 shares of its Common Stock pursuant to the exercise of a common stock purchase warrant.

On March 12, 2021 the Company issued 13,630 shares of its Common Stock pursuant to the exercise of a common stock purchase warrant.

On May 17, 2021 the Company issued 717 shares of its Common Stock pursuant to the exercise of a common stock purchase warrant.

On May 28, 2021 the Company issued 12,000 shares of its Common Stock to a consultant as payment for services.

On September 28, 2021, the Company issued 300,000 shares of its Common Stock to the members of KES Science & Technology, Inc. in connection with the purchase of substantially all of the assets of Kes Science & Technology, Inc.

On October 13, 2021, the Company issued 400,000 shares of its Common Stock to the members of Old SAM Partners, LLC (SAM), formerly known as Scientific Air Management, LLC, in connection with the purchase of substantially all of the assets of SAM. 200,000 shares vest immediately, and the balance of 200,000 shares will vest March 31, 2023 if not previously cancelled due to certain EBITDA targets for 2021 and 2022. The EBITDA targets for 2021 have not been met.

On March 4, 2021, the Company granted an unvested option to purchase 309,836 shares of its Common Stock at an exercise price of $7.80 to Max Munn, its President, pursuant to his employment agreement with the Company. The option vests monthly over a three-year period.

On April 5, 2021 the Company granted an option to purchase 70,000 shares of its Common Stock at an exercise price of $9.66 to Michael Riccio, its Chief Financial Officer, pursuant to his employment offer from the Company. These options were cancelled and reissued on September 28, 2021 at an exercise price of $6.53.

On June 22, 2021 the Company granted options to purchase 88,000 shares of Common Stock at an exercise price of $9.79 to certain of its employees pursuant to the Company’s stock option plan.

Table of Contents	40

On September 23, 2021 the Company granted options to purchase 10,000 shares of Common Stock at an exercise price of $6.74 to certain of its employees pursuant to the Company’s stock option plan.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning grants of option awards pursuant to employees, directors, consultants and other independent contractors during the year ended December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	333,000	$6.49	267,000
Equity compensation plans not approved by security holders(2)	311,314	7.78	—
Total	644,314	$7.11	—

(1)	The Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 600,000 shares for issuance under the Plan.

(2)	Includes 309,564 options granted to Max Munn pursuant his employment contract.

Table of Contents	41

Transfer Agent

The transfer agent for the common stock is Vstock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Applied UV is focused on the development and acquisition of technology that addresses infection control in the healthcare, hospitality, commercial and municipal markets. The Company has two wholly owned subsidiaries - SteriLumen, Inc. (“SteriLumen”) and MunnWorks, LLC (“MunnWorks”).

SteriLumen’s connected platform for Data Driven Disinfection™ applies the power of ultraviolet light (UVC) to destroy pathogens safely, thoroughly, and automatically, addressing the challenge of healthcare-acquired infections ("HAIs"). Targeted for use in facilities that have high customer turnover such as hospitals, hotels, commercial facilities, and other public spaces, the Company’s Lumicide™ platform uses UVC LEDs in several patented designs for infection control in and around high-traffic areas, including sinks and restrooms, killing bacteria, viruses, and other pathogens residing on hard surfaces within the devices’ proximity. The Company’s patented in-drain disinfection device, Lumicide Drain, is the only product on the market that addresses this critical pathogen-intensive location.

SteriLumen’s Airocide® air purification devices are research backed, clinically proven and developed for NASA with assistance from the University of Wisconsin. Airocide® is listed as an FDA Class II Medical device, utilizes a proprietary photocatalytic (PCO) bioconversion technology that draws air into a reaction chamber that converts damaging molds, microorganisms, dangerous airborne pathogens, destructive VOCs, allergens, odors and biological gasses into harmless water vapor and green carbon dioxide without producing ozone or other harmful byproducts. Airocide® applications include healthcare, hospitality, grocery chains, wine making facilities, commercial real estate, schools, dental offices, post-harvest, grocery, food processing, storage and transportation, cannabis facilities, and homes.

SteriLumen’s Scientific Air product was developed initially for healthcare facilities and is helping hospitals across the country address the growing need for effective and safe airborne infection prevention. Utilizing Scientific Air systems, hospitals report significant reductions in viable airborne pathogens as well as significant declines in non-viable particulates including elimination of odor and VOC's. Scientific Air products produce no harmful by-products, provide rapid, portable, whole-room disinfection via a patented 3-phase design, are safe and fast-acting in occupied spaces, and have been proven and tested in facilities with EPA and FDA guidance compliance.

According to Resource and Markets, the UV Disinfection market is expected to reach $8 billion by 2026 as technology continues to improve and the focus on stopping the spread of contagious diseases increases. The Center for Disease Control states that 1 in 25 patients have at least one Hospital Associated Infection (HAI) annually and that 3 million serious infections occur every year in long-term care facilities. Scientists globally have been advocating improving air quality post pandemic, significantly boosting global adoption to control airborne pathogen transmission. Governments globally mandating health agencies to address air quality via grants and mechanisms to ease visitation and protect facilities against future pathogens (Centers for Medicare and Medicaid Services – CMS February 2022 Long-term Care Initiative).

Table of Contents	42

Indoor air quality has become an even more important issue as world economies start the recovery process. In 2021, 39 scientists reiterated the need for a "paradigm shift" and called for improvements in, "how we view and address the transmission of respiratory infections to protect against unnecessary suffering and economic losses."

In addition to this, the global air purifier market size is set to grow exponentially. It was valued at $9.24 billion in 2021 and is predicted to grow to approximately $22.84 billion by 2030. According to Precedence Research, the immense demand for air purification and sterilization in the US will be driven by the commercial sector.

SteriLumen’s product portfolio is one of the only research-backed, clinically proven pure-play air and surface disinfection technology companies with international distribution and globally recognized end users, with product developed for NASA. In addition to the numerous recognized research institutions and globally recognized names who published the reports that were completed by the acquired companies, Airocide was independently proven to kill SARS, MRSA and Anthrax, in addition to removing damaging molds, microorganisms, destructive VOC’s, allergens, odors, and biological gases. Also, SteriLumen’s air purification (Airocide) and surface disinfection (Lumicide) were independently tested and proven to kill both Candida Auris (Resinnova Laboratories) and SARS CoV-2 (COVID-19) (MRIGlobal).

SteriLumen’s product portfolio is used by globally recognized names including; Walmart, Whole Foods, SuperValue, Delmonte, Esmeralda, Joel Gott Wines, Opus One, Athena Healthcare, NYC Health and Hospitals, Kaiser Permanente, Advent Health, University Rochester Medical Center and Baptist Health South Florida. This past year, the SteriLumen product portfolio expanded its reach and deployed its air purification products into Boston Red Sox Fenway Park and Jet Blue Park, The Palace Versaille , Uruguayan School Systems, Tennessee Department of Corrections, Armed Forces Research Institute of Medical Sciences (AFRIMS), US Army Aberdeen Proving Grounds and Schools throughout South Korea.

The Company works with a global base of distributors to sell both SteriLumen air purification and disinfection products and the MunnWorks product lines. The past year, the Company has signed distribution agreements covering Africa (360BioPharma), US Healthcare (Axis), Lootah Batta Water and Environment Sign Exclusive Distribution Agreement for Airocide(R) Air Purification Systems for the United Arab Emirates, and Plandent a wholly owned subsidiary of Planmeca Oy (Scandinavia). SteriLumen plans to continue to expand its global distribution base of significant breadth and scale to introduce the entire SteriLumen’s air purification product lines to new markets, including building management, commercial real estate, retail, healthcare, cannabis and environmental health and safety, leveraging the networks of the recent acquisitions described above.

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

Acquisitions

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

Table of Contents	43

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

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC, which owned a line of air purification technologies (“Scientific Air’) for a purchase price of $9.5 million in cash and 200,000 fully vested shares of our Common Stock (the “Vested Shares”) and 200,000 shares of our Common Stock that are subject to vesting (the “Earnout Shares”) (the “Scientific Air Acquisition”). The number of shares of Common Stock included in the purchase price was based on a per share value of $10.00. Scientific Air is a provider of whole-room, aerosol chamber and laboratory certified air disinfection machines that use a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. The units are well suited for larger spaces within a facility and are mobile with industrial grade casters allowing for movement throughout a facility to address increased bio burdern from larger meetings or increased human traffic.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers;
•	our ability to offer competitive product pricing;
•	our ability to broaden product offerings;
•	industry demand and competition; and
•	market conditions and our market positions

Table of Contents	44

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended				Year Ended
	December 31, 2021				December 31, 2020
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$5,943,664	$5,723,915	$—	$11,667,579	$5,732,734	$—	$—	$5,732,734
Cost of Goods Sold	4,488,652	3,080,541	—	7,569,193	4,723,398	—	—	4,723,398
Gross Profit	1,455,012	2,643,374	—	4,098,386	1,009,336	—	—	1,009,336
Research and development	—	53,408	—	53,408	—	310,672	—	310,672
Selling, General and Administrative	2,281,460	6,110,206	2,950,046	11,341,712	1,749,962	770,512	1,491,082	4,011,556
Total Operating expenses	2,281,460	6,163,614	2,950,046	11,395,120	1,749,962	1,081,184	1,491,082	4,322,228
Operating Loss	(826,448)	(3,520,240)	(2,950,046)	(7,296,734)	(740,626)	(1,081,184)	(1,491,082)	(3,312,892)
Other (Expense) Income
Change in Fair Market Value of Warrant Liability	—	—	66,862	66,862	—	—	—	—
Forgiveness of paycheck protection program loan	—	—	296,827	296,827	—	—	—	—
Loss on contingent consideration	—	—	(574,000)	(574,000)	—	—	—	—
Other income	—	—	24,871	24,871	—	—	10,936	10,936
Total Other (Expense) Income	—	—	(185,440)	(185,440)	—	—	10,936	10,936
Loss Before Provision for Income Taxes	(826,448)	(3,520,240)	(3,135,486)	(7,482,174)	(740,626)	(1,081,184)	(1,480,146)	(3,301,956)
Provision (Benefit) from Income Taxes	—	—	(91,819)	(91,819)	—	—	66,854	66,854
Net Loss	(826,448)	$(3,520,240)	$(3,043,667)	$(7,390,355)	$(740,626)	$(1,081,184)	$(1,547,000)	$(3,368,810)

Adjusted EBITA

Operating Loss	$(826,448	$(3,520,240)	$(2,950,046)	$(7,296,734)	$(740,626)	$(1,081,184)	$(1,491,082)	$(3,312,892)
Depreciation and Amortization	31,205	915,539	—	946,744	17,638	—	—	17,638
Stock based compensation	290,706	229,898	1,029,183	1,549,787	79,845	97,867	509,793	687,505
Adjusted EBITDA	$(504,537	$(2,374,803)	$(1,920,863)	$(4,800,203)	$(643,143)	$(983,317)	$(981,289)	$(2,607,749)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in anayzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP.  Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation. Adjusted EBITDA was a loss of ($4,800,203) for the year ended December 31, 2021, which was an increase of ($2,192,454) as compared to the year ended December 31, 2020. By segment, Hospitality improved $138,606, while Disinfection decreased ($1,391,486) and Corporate decreased ($939,574).

Table of Contents	45

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors specifically for the Hospitality industry (hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 14 – Segment Reporting.

Net Sales

Net sales of $11,667,579 represented an increase of $5,934,845, or 103.5% for the year ended December 31, 2021 as compared to net sales of $5,732,734 for the year ended December 31, 2020. This increase was primarily attributable to the addition of the Disinfection segment in 2021 as a result of the strategic acquisitions of Akida, KES, and Scientific Air. The 2021 net sales for Disinfection of $5,723,915 includes close to 11 months of Akida-related sales (acquisition closed February 8, 2021), one quarter of KES-related sales (acquisition closed September 28, 2021), and just over 2 months of Scientific Air-related sales (acquisition closed October 13, 2021). The Hospitality segment began to rebound from the slowdown caused by the pandemic and finished the year ended December 31, 2021 with net sales of $5,943,664, which represented an increase of $210,930, or 3.7% as compared to the year ended December 31, 2020.

Gross Profit

Gross profit increased $3,089,050, or 306%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, driven by both volume growth and the higher margin contribution from the Disinfection segment. The Disinfection segment’s gross profit for the year ended December 31, 2021 was $2,643,374, or 46.2% as a percentage of net sales. The Hospitality segment’s gross margin for the year ended December 31, 2021 was $1,455.012, or 24.4% as a percentage of net sales, as compared to $1,009,336, or 17.6% as a percentage of net sales for the year ended December 31, 2020. The Hospitality segment’s gross profit was impacted last year by the sales slowdown caused by the pandemic, as well as higher overhead cost absorption as the company kept many of their direct labor employees in compliance with the payroll protection program forgiveness requirements. The company is focused on realizing cost synergies from consolidation and streamlining of manufacturing operations to help offset increases in material and logistics costs.

Operating Expenses

Selling, General, and Administrative – S,G&A costs, excluding stock compensation expense of $1,549,787 for the year ended December 31, 2021 and $687,505 for the year ended December 31, 2020, were $9,791,925 for the year ended December 31, 2021, which represented an increase of $6,467,874 as compared to the year ended December 31, 2020. This increase was driven primarily by the expansion of the Disinfection segment. The infrastructure to support this segment was initially implemented in the fourth quarter of 2020, and additional investments were made during 2021 to support the three strategic acquisitions of Akida, KES, and Scientific Air. Payroll costs increased $2.4 million year over year as headcount increased from 33 at December 31, 2020 to 61 at December 31, 2021. Consulting costs increased $0.7 million and legal expense increased $0.4 million, mainly due to acquisition-related expenses. Amortization expense, mostly related to the intangible assets associated with the acquisitions, increased $1.0 million, and depreciation expense increased $0.1 million. Additional increases were due to advertising $0.3 million, product certification and testing $0.3m, insurance $0.2million, and rent $0.1 million. We anticipate efficiency gains in the coming year as we fully integrate all 3 acquisitions and leverage synergies where practical. The Corporate segment includes expenses primarily related to corporate governace, such as board fees, legal expenses, audit fees, executive management, and listing costs, allowing for a better reflection of operational measurement of each of the two operating segments.

Table of Contents	46

Stock based compensation – Stock based compensation was $1,549,787 for the year ended December 31, 2021, which represented and increase of $862,282 as compared to the year ended December 31, 2020, primarily due to the full year impact of awards that were granted in the foruth quarter of 2020, and additional awards made during 2021, under the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) which authorized 600,000 shares of common stock to be available for issuance under the terms of the Plan. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards. The expense increase is also due to a new employment contract for Max Munn, now Interim CEO, that became effective in Q1 of 2021, whose options were not part of the Plan. Mr.Munn received options to purchase 309,835 shares of common stock at an exercise price of $7.80 per share. These options vest at the end of each month for 36 months beginning April 1, 2021, which resulted in an expense of $391,863 for the year ended December 31, 2021.

Other

The Company recorded income on the change in fair value of warrant liability in the amount of $66,862 for the year ended December 31, 2021. Warrants that were issued in connection with the November 2020 public offering contained a cash settlement feature which resulted in a warrant liability of $68,263 as of December 31, 2021. The fair market value of the warrant liability on the date of grant was $135,125 and was recorded as a reduction of Additional Paid in Capital.

The company recorded a loss on contingent consideration of $574,000 for the year ended December 31, 2021 as a result of the decrease in our stock price from the date of acquisition of SciAir and the reporting date.

Other Income includes the payroll protection program loan forgiveness of $296,827.

Net Benefit from Income Taxes of $91,819 is due to a loss carryback that was generated in the tax year ended December 31, 2020.

Net Loss

We recorded a net loss of $7,390,355 for the year ended December 31, 2021, compared to a net loss of $3,368,810 for the year ended December 31, 2020. The increase of $3,807,244 in the net loss was mainly due to the investments made to grow the Disinfection segment and loss on contingent consideration, offset by the increased revenue and gross margin from that segment, as discussed above, plus an increase in corporate governance costs.

Liquidity and Capital Resources

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net cash provided by (used in) operating activities	$(6,997,970)	$(657,231)
Net cash (used in) investing activities	(14,589,362)	(218,633)
Net cash provided by financing activities	18,597,558	11,603,858
Net increase (decrease) in cash and cash equivalents	(2,989,774)	10,727,994
Cash and cash equivalents at beginning of year	11,757,930	1,029,936
Cash, restricted cash, and cash equivalents at end of year	8,768,156	11,757,930

Table of Contents	47

In the year ended December 31, 2021, net cash used in operating activities was ($6,997,970), as compared to ($657,231) in the year ended December 31, 2020. This increase in net cash used was due mainly to the net loss of ($7,390,355) for the year ended December 31, 2021, offset primarily by non-cash charges of $1,549,787 for stock based compensation, $946,744 for depreciation and amortization, $574,000 for loss on contingent consideration, increases in inventory and vendor deposits of $306,126 and $951,242 respectively, and decreases in accounts payable and accrued expenses and deferred revenue of $361,569 and $544,563, respectively.

In the year ended December 31, 2021, net cash used in investing activities increased ($14,370,729) to ($14,589,362) as compared to ($218,633) in the year ended December 31, 2020, primarily due to net cash paid for acquisitions of ($14,560,193): Akida ($760,293), KES ($4,299,900), and Scientific Air ($9,500,000).

In the year ended December 31, 2021, cash provided by financing activities was $18,597,558, as compared to cash used in financing activities of $11,603,858 in the year ended December 31, 2010. The major financing activities that provided cash for the year ended December 31, 2021 was cash received from the July preferred stock offering of $12,272,440 and cash received from the December common stock offering of $6,999,928.

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Table of Contents	48

Item 8. Financial Statements and Supplementary Data.

Applied UV, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2021 and 2020

Table of Contents	49

Applied UV, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2021 and 2020

Table of Contents	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied UV, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Applied UV, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2021.

Fort Washington, PA

April 7, 2022

Table of Contents	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied UV, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Applied UV, Inc. and Subsidiaries (the "Company") as of December 31, 2020, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor from 2020 to 2021.

/s/ Adeptus Partners LLC
Adeptus partners LLC

Ocean, New Jersey

March 30, 2021

52

Applied UV, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$7,922,906	$11,757,930
Restricted cash	845,250	—
Accounts receivable, net of allowance for doubtful accounts	986,253	232,986
Inventory	1,646,238	156,290
Vendor deposits	992,042	40,800
Prepaid expense and other current assets	419,710	158,498
Total Current Assets	12,812,399	12,346,504

Property and equipment, net of accumulated depreciation	196,611	112,804
Goodwill	4,809,811	—
Other intangible assets, net of accumulated amortization	18,976,556	178,088
Right of use asset	1,730,615	481,425
Total Assets	$38,525,992	$13,118,821

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,642,108	$1,398,073
Contingent Consideration	1,460,000	—
Deferred revenue	788,776	841,636
Income tax payable	—	173,716
Warrant liability	68,263	—
Financing lease obligations	7,671	6,648
Lease liability	389,486	139,908
Payroll protection program loan	—	69,927
Loan payable	97,500	67,500
Total Current Liabilities	4,453,804	2,697,408
Long-term Liabilities
Financing lease obligations - less current portion	—	8,240
Note payable-less current portion	60,000	90,000
Lease liability-less current portion	1,346,428	341,517
Payroll protection program loan-less current portion	—	226,900
Total Long-Term Liabilities	1,406,428	666,657

Total Liabilities	5,860,232	3,364,065

Stockholders' Equity
Preferred stock, Series A Cumulative Perpetual, $0.0001 par value, 19,990,000 shares authorized, 552,000 issued and outstanding as of December 31, 2021, and 0 shares issued and outstanding as of December 31, 2020	55	—
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 2,000 shares issued and outstanding as of both December 31, 2021 and 2020	1	1
Common stock $.0001 par value, 150,000,000 shares authorized; 12,775,674 issued and outstanding as of December 31, 2021, and 7,945,034 shares issued and outstanding as of December 31, 2020	1,278	795
Additional paid-in capital	42,877,622	11,973,051
Accumulated deficit	(10,213,196)	(2,219,091)
Total Stockholders' Equity	32,665,760	9,754,756

Total Liabilities and Stockholders' Equity	$38,525,992	$13,118,821

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	53

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
Net Sales	$11,667,579	$5,732,734

Cost of Goods Sold	7,569,193	4,723,398

Gross Profit	4,098,386	1,009,336

Operating Expenses
Research and development	53,408	310,672
Selling. General and Administrative Expenses	11,341,712	4,011,556
Total Operating Expenses	11,395,120	4,322,228

Operating Loss	(7,296,734)	(3,312,892)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	66,862	—
Forgiveness of paycheck protection program loan	296,827	—
Loss on contingent consideration	(574,000)	—
Other Income	24,871	10,936
Total Other Income (Expense)	(185,440)	10,936

Loss Before Provision (Benefit) for Income Taxes	(7,482,174)	(3,301,956)

Provision (Benefit) from Income Taxes	(91,819)	66,854

Net Loss	$(7,390,355)	$(3,368,810)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(603,750	—
Net Loss attributable to common stockholders	(7,994,105)	(3,368,810)
Basic and Diluted Loss Per Common Share	$(0.86)	$(0.59)

Weighted Average Shares Outstanding - basic and diluted	9,273,257	5,733,591

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	54

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Preferred Stock
	Series A Cumalative		Series X Voting		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
Balance, January 1, 2020	—	$—	2,000	$1	5,001,252	500	—	$1,149,719	$1,150,220
Shares issued to legal counsel	—	—	—	—	161,794	16	808,970	—	808,986
Stock-based compensation	—	—	—	—	230,083	23	666,060	—	666,083
Common stock issued in public offering, net of costs	—	—	—	—	2,551,905	256	10,498,021	—	10,498,277
Net loss	—	—	—	—	—	—	—	(3,368,810)	(3,368,810)
Balance, December 31, 2020	—	—	2,000	1	7,945,034	795	11,973,051	(2,219,091)	9,754,756
Shares granted to settle previously recorded liability	—	—	—	—	3,000	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 8)	—	—	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	—	—	17,852	2	1,155	—	1,157
Common stock issued for acquisitions	—	—	—	—	2,075,000	208	10,195,293	—	10,195,501
Stock-based compensation	—	—	—	—	74,500	7	1,549,781	—	1,549,788
Common stock issued in public offering, net of costs	—	—	—	—	2,666,667	267	6,999,661	—	6,999,928
Preferred stock issued in public offering, net of costs	552,000	55	—	—	—	—	12,272,385	—	12,272,440
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	(603,750)	(603,750)
Cancellation of Restricted Stock	—	—	—	—	(6,379)	(1)	1	—	—
Net loss	—	—	—	—	—	—	—	(7,390,355)	(7,390,355)
Balance, December 31, 2021	552,000	$55	2,000	$1	12,775,674	$1,278	$42,877,622	$(10,213,196)	$32,665,760

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	55

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from Operating Activities
Net Loss	$(7,390,355)	$(3,368,810)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	1,549,788	687,505
Bad debt expense (recovery)	(71,003)	50,000
Change in fair market value of warrant liability	(66,862)	—
Forgiveness of paycheck protection program loan	(296,827)	—
Loss on contingent consideration	574,000	—
Gain on settlement of loan payable	(20,000)	—
Amortization of right-of-use asset	635,540	—
Depreciation and amortization	946,744	17,638
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	73,189	1,944,805
Inventory	(306,126)	(56,747)
Vendor deposits	(951,242)	63,717
Prepaid expenses	35,273	(134,596)
Income taxes payable	(173,716)	66,855
Accounts payable and accrued expenses	(361,569)	710,636
Deferred revenue	(544,563)	(638,234)
Operating lease payments	(630,241)	—
Total Adjustments	392,385	2,711,579
Net Cash Used in Operating Activities	(6,997,970)	(657,231)

Cash Flows From Investing Activities
Cash paid for patent costs	(14,434)	(122,562)
Purchase of machinery and equipment	(14,735)	(96,071)
Acquisitions, net of cash acquired (Note 2)	(14,560,193)	—
Net Cash Used in Investing Activities	(14,589,362)	(218,633)

Cash Flows From Financing Activities
Payments on financing leases	(7,217)	(6,704)
Proceeds from warrant exercise	1,157	—
Loan to officer	—	4,225
Dividends to preferred shareholders	(603,750)	—
Payments on loans payable	(65,000)	—
Proceeds from equity raises, net (Note 9)	19,272,368	11,309,510
Proceeds from payroll protection program	—	296,827
Net Cash Provided by Financing Activities	18,597,558	11,603,858

Net Increase (Decrease) in Cash and equivalents	(2,989,774)	10,727,994
Cash, restricted cash, and cash equivalents at January 1,	11,757,930	1,029,936
Cash, restricted cash, and cash equivalents at December 31,	$8,768,156	$11,757,930

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,022	$2,133
Income taxes	$16,246	$—
Disclosures of Non-Cash Investing and Financing Activities:
Initial recognition of warrant liability	$135,125	$—
Common stock issued to settle liability	$21,420	$808,986
Common stock issued in connection with acquisitions	$10,195,501	$—
Initial recognition of contingenct consideration liability	$886,000	$—
Recognition of right of use asset - operating lease	$1,884,730	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	56

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

SteriLumen is engaged in the design, manufacture, assembly and distribution of (i) automated disinfecting mirror systems for use in hospitals and other healthcare facilities and (ii) air purification systems through its purchase of substantially all of the assets and certain liabilities of Akida Holdings, LLC, KES Science & Technology, and Scientific Air Management LLC, as described below. MunnWorks, LLC is engaged in the manufacture of fine mirrors specifically for the hospitality industry.

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

On September 28, 2021, the Company acquired all the assets and assumed certain liabilities of KES. At the time of the acquisition, KES was principally engaged in the manufacturing and distribution of the Airocide™ system of air purification technologies and misting systems. KES also had the exclusive right to the sale and distribution of the Airocide™ system in certain markets. This acquisition consolidates all of manufacturing, sale and distribution of the Airocide™ system under the SteriLumen brand and expands the Company’s market presence in food distribution, post-harvest produce, wineries, and retail sectors. The Company sells its products throughout the United States, Canada, and Europe

On October 13, 2021, the Company acquired all the assets and assumed certain liabilities of Scientific Air Management LLC, ("SciAir"). SciAir is a provider of whole-room, aerosol chamber and laboratory certified air disinfection machines. SciAir is a provider of whole-room, aerosol chamber and laboratory certified air disinfection machines that use a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. The units are well suited for larger spaces within a facility and are mobile with industrial grade casters allowing for movement throughout a facility to address increased bio burdern from larger meetings or increased human traffic.

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., MunnWorks, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the accounting for business combinations and allocating purchase price and estimating the useful life of intangible assets.

Table of Contents	57

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2021 and 2020, amounts of $8,518,156 and $11,507,930, respectively were in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

For the year ended December 31, 2021, the Company had no major suppliers and for the year ended December 31, 2020, the Company had two major suppliers that accounted for approximately 25.4% of supplies and materials used by the Company. The amounts have been recorded as costs of sales in the consolidated statements of operations.

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. The company holds funds in money market accounts. These investments are carried at cost, which approximates market value because of their short maturities. As of December 31, 2021 and 2020, the Company had $1,076,664 and $0, respectively, in cash equivalents. The Company also maintains a restricted cash balance to satisfy its preferred shareholder redemption requirements (Refer to Note 9).

Accounts receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is doubtful. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any. The Company had an allowance for doubtful accounts approximating $9,000 and $100,000 as of December 31, 2021 and 2020, respectively.

Inventory

Inventories, which consists of raw materials and finished goods, is valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company did not have any reserves for inventory as of December 31, 2021 and 2020.

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

Schedule of estimated useful lives
Years
Machinery and equipment	5-7
Leasehold improvements	Lesser of term of lease or useful life
Furniture and fixtures	7

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

Table of Contents	58

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended December 31, 2021 and 2020.

The Company utilizes the Black-Scholes valuation model to value the derivative warrants as stipulated in the agreement for the warrant holders to receive cash based on that value.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for loans payable approximate fair value because of the immediate or short-term maturity of the financial instruments. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share
Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share:

	As of December 31,
	2021	2020
Common stock options	644,314	136,750
Common stock warrants	192,419	235,095
Total	836,733	371,845

Table of Contents	59

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, research and development costs are expensed as incurred.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2021 and 2020, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2020, 2019, and 2018 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

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

Table of Contents	60

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Each product or service delivered to a third-party customer that is manufactured by a third-party vendor is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. These sales are shipped from the manufacturer to the customer without our taking physical inventory possession. The Company reports direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as cost of sales. The Company is the principal of direct sales because the Company has the risk of loss and we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing. Returns have historically been insignificant to our operations. The Company typically pay our vendors a portion of the total cost up front and the remaining balance is accrued for and paid within 30 to 60 days of when the products are shipped from the third-party warehouse. Deferred revenue represents amounts invoiced or deposits received from our customer for which the Company has not yet satisfied our performance obligation.

The company applied the five-step model to the sales of Akida’s and KES’s Airocide and misting system products, and SciAir’s whole-room aerosol chamber and laboratory certified air disinfection machines. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide air sterilization units, misting systems, and whole-room aerosol chamber and laboratory certified disinfection machines to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation (delivery of Airocide, KES, and SciAir products), as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. As a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes revenues at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier.

Revenue recognized over time and revenue recognized at a point in time for the years ended:

Schedule of revenue
	December 31,
	2021	2020
Recognized over time	$1,606,950	$2,984,655
Recognized at a point in time	10,060,629	2,748,079
	$11,667,579	$5,732,734

Deferred revenue was comprised of the following as of:

	December 31,	December 31,
	2021	2020
Recognized over time	$94,867	$233,080
Recognized at a point in time	693,908	608,556
	$788,775	$841,636

All deferred revenue as of December 31, 2020 was recognized as revenue during the year ended December 31, 2021.

Table of Contents	61

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $963,385 and $1,225,752 for the years ended December 31, 2021 and 2020, respectively.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the years ended December 31, 2021 and 2020 was $799,799 and $317,560.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of December 31, 2021 and 2020, the vendor deposit balance was $992,042 and $40,800, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of December 31, 2021 and 2020, capitalized patent costs net of accumulated amortization was $1,693,124 and $178,088, respectively. For the years ended December 31, 2021 and 2020, the Company recorded $32,398 and $4,566, respectively, of amortization expense for these patents.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

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

Table of Contents	62

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the acquisition method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the year ended December 31, 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

In conjunction with acquisitions noted below, we used various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited, therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

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

Table of Contents	63

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows.

Schedule of Recognized Identified Assets Acquired and Liabilities Assumed
Purchase Price:
Cash	$760,293
Fair market value of common stock issued (1,375,000 shares)	7,122,500
Total Purchase Price, Net of Cash Acquired	7,882,793

Assets Acquired:
Accounts receivable	233,241
Inventory	211,105
Prepaid expenses	285,490
Machinery and equipment	168,721
Customer relationships	539,000
Trade names	1,156,000
Intellectual property	3,468,000
Total Assets Acquired:	6,061,557

Liabilities Assumed:
Accounts payable	(415,341)
Deferred revenue	(491,702)
Total Liabilities Assumed	(907,043)
Net Assets Acquired	5,154,514
Excess Purchase Price "Goodwill"	$2,728,279

The excess purchase price has been recorded as goodwill in the amount of approximately $2,728,279. The estimated useful life of the identifiable intangible assets (see note 5) is seven to ten years. The goodwill is amortizable for tax purposes.

On September 28, 2021, SteriLumen, Inc. completed an Asset Purchase Agreement with KES Science & Technology, Inc. (“KES”), a Georgia corporation.

Table of Contents	64

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash	$4,299,900
Fair market value of common stock issued (300,000 shares)	1,959,001
Total Purchase Price, Net of Cash Acquired	6,258,901

Assets Acquired:
Accounts receivable	392,367
Inventory	602,746
Prepaid expenses	10,995
Machinery and equipment	36,146
Customer relationships	—
Trade names	914,000
Intellectual property	3,656,000
Total Assets Acquired:	5,612,254

Liabilities Assumed:
Accounts payable	(296,681)
Net Assets Acquired	5,315,573
Excess Purchase Price "Goodwill"	$943,328

The excess purchase price has been recorded as goodwill in the amount of $943,328. The estimated useful life of the identifiable intangible assets is ten years (see note 5). The goodwill is amortizable for tax purposes.

On October 13, 2021, the Company entered into an asset purchase agreement by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”) and Old SAM Partners, LLC, a Florida limited liability company (the “Seller”), pursuant to which the Purchaser acquired substantially all of the assets of the Seller, including the assignment of an exclusive distribution agreement. On October 13, 2021 the Seller received, as consideration for the Acquisition (i) $9,500,000 in cash; and (ii) 200,000 shares of the Company’s common stock and (iii) 200,000 unvested shares of the Company’s common stock, which are subject to cancellation if the earnout is not met. On the date of acquisiton, the fair market value of the 200,000 vested shares was $5.57 for a total value of $1,114,000. An additional liability was recorded for $886,000 as a result of the agreement calling for additional cash consideration to the extent the share price is below $10 on the free trading date, as defined in the agreement. On December 31, 2021, the share price of our common stock was $2.70 per share and a loss on contingent consideration of $574,000 was recorded in the consolidated statements of operations and increased the liability to $1,460,000.

Table of Contents	65

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The preliminary purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash	$9,500,000
Fair market value of common stock issued	1,114,000
Contingent consideration based on stock price	886,000
Total Purchase Price, net of cash acquired	11,500,000

Assets Acquired:
Accounts receivable	129,845
Inventory	369,970
Machinery and equipment	1,982
Customer relationships	6,784,000
Patents	1,533,000
Intellectual property	1,217,000
Trade names	326,000
Total Assets Acquired:	10,361,797

Assets Acquired	10,361,797
Excess Purchase Price "Goodwill"	$1,138,203

The excess purchase price has been recorded as goodwill in the amount of approximately $1,138,203. The estimated useful life of the identifiable intangible assets (see note 5) is five to seventeen years. The goodwill is amortizable for tax purposes.

The purchase price allocation presented above related to SciAir is preliminary. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks, as well as the valuation and step-up on property, plant and equipment. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation by mid-2022.

See Note 15 for the required pro forma information related to these business combinations.

NOTE 3 – INVENTORY

Inventory consists of the following:

Schedule of Inventory
	December 31,	December 31,
	2021	2020
Raw materials	$356,759	$156,290
Finished goods	1,429,482	—
Inventory at cost	$1,786,241	$156,209

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under financing leases) are summarized by major classifications as follows:

Schedule of property and equipment
	December 31,	December 31,
	2021	2020
Machinery and Equipment	$254,685	$61,083
Leasehold improvements	67,549	60,223
Furniture and Fixtures	54,041	33,385
	376,275	154,691
Less: Accumulated Depreciation	(179,664)	(41,887)
	$196,611	$112,804

Table of Contents	66

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 4 – PROPERTY AND EQUIPMENT (continued)

Depreciation expense, including depreciation of assets under financing leases, for the year ended December 31, 2021 and 2020 was $137,777 and $17,638, respectively.

Machinery and equipment under financing leases are summarized by as follows:

Machinery and equipment
	December 31,	December 31,
	2021	2020
Machinery and Equipment	$61,083	$61,083
Less: Accumulated Depreciation	(37,420)	(28,023)
Total	$23,663	$33,060

The cost of assets acquired under financing leases was $61,083. Depreciation of assets under financing leases, for the years ended December 31, 2021 and 2020 was $9,397, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2021 and 2020 consist of the following:

Schedule of Intangible Assets
	December 31,	December 31,
	2021	2020
Intangible assets subject to amortization
Customer Relationship	$7,323,000	$—
Trade Names	2,396,000	—
Patents	1,730,089	182,654
Intellectual Property	8,341,000	—
	19,790,089	182,654
Less: Accumulated Amortization	(813,533)	(4,566)
	$18,976,556	$178,088

During the years ended December 31, 2021 and 2020, the Company recorded total amortization expense related to intangible assets of $808,967 and $4,566, respectively. The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets is as follows:

Future amortization of intangible assets
For the year ending December 31,
2022	$1,767,181
2023	1,767,181
2024	1,767,181
2025	1,767,181
2026	1,750,881
Thereafter	10,156,951
Total	$18,976,556

NOTE 6 – FINANCING LEASE OBLIGATION

The Company's future minimum principal and interest payments under a capital lease for machinery and equipment are as follows as of December 31, 2021:

For the Year Ended December 31,

Schedule of future minimum principal and interest payments under capital lease arrangements
2022	$8,240
Less: Amount representing interest	(569)
Present value of future minimum lease payments	7,671
Less: current portion	(7,671)
Financing lease obligations	$—

Table of Contents	67

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 7 – LOANS PAYABLE

In April of 2021, the company settled a previously issued loan payable of $85,000 which was included in accounts payable and accrued expenses as of December 31, 2020, for $65,000 and recorded a $20,000 gain on settlement.

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2021, the company has an outstanding balance of $157,500, respectively.

Minimum obligations under this loan agreement are as follows:

Schedule of minimum obligations under loan agreement
For the year ending December 31,
2022	$97,500
2023	30,000
2024	30,000
$157,500

NOTE 8– FAIR VALUE MEASUREMENTS

Accounting guidance on fair value measurements requires that financial assets and liabilities be classified and disclosed in one of the following categories of the fair value hierarchy:

Level 1 – Based on unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 – Based on observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3– Based on unobservable inputs that reflect the entity’s own assumptions about the assumptions that a market participant would use in pricing the asset or liability.

We did not have any transfers between levels during the periods presented.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2021:

Fair Value, Assets Measured on Recurring Basis
	As of December 31, 2021
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$1,076,664	$1,076,664	$1,076,664	$—	$—
Total assets	$1,076,664	$1,076,664	$1,076,664	$—	$—
Liabilities
Contingent consideration	$1,460,000	$1,460,000	$1,460,000		$
Warrant liability	$68,263	$68,263	$—	$—	$68,263
Total liabilities	$1,528,263	$1,528,263	$1,460,000	$—	$68,263

The carrying amounts of accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2021 because of the relatively short maturity of these instruments. There were no other level 3, level 2, or level 1 assets or liabilities as of December 31, 2021, and there were no level 3, level 2, or level 1 assets or liabilities as of December 31, 2020.

Table of Contents	68

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Money Market Funds – Cash equivalents of $1,076,664 and $0 as of December 31, 2021 and 2020, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets.

Contingent consideration – The fair value of the contingent consideration is derived through the quoted market price of our common stock, which represents a Level 1 measurement within the fair value hierarchy.

Warrant liability – The fair value of the warrant liability is derived through the Black scholes method and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. See note 9 for significant assumptions used.

Other Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.

In connection with the acquisitions of SciAir, KES, and Akida during 2021, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

NOTE 9 – STOCKHOLDERS' EQUITY

Amendment of the Certificate of Designation

On June 17, 2021, the Company filed an amendment of the certificate of designation of Series A Preferred Stock. The Board of Directors, by unanimous written consent, duly adopted resolutions to amend the Series A Preferred Stock Certificate of Designations and changed the name from “Series A Preferred Stock” to “Series X Preferred Stock”. All dividend, liquidation preference, voting, conversion, and redemption rights, did not change from the originally filed Certificate of Designation of Series A Preferred Stock. There are 2,000 Series X Preferred Shares issued and outstanding as of December 31, 2021.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2021, the Company had 10,000 preferred shares designated as Series X Preferred Stock and 19,990,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). There are 552,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021. Upon certain events, the Company may, subject to certain conditions, at the Company’s option, redeem the Series A Preferred Stock. See below for a further description of the Series A Preferred Stock:

Dividends: Holders are entitled to receive, cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The company has classified $845,250 as restricted cash as of December 31, 2021 as a reserve to pay the remaining required dividends for the first year.

Table of Contents	69

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

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

Reverse Stock Split

In June of 2020, the Company effected a 5:1 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate Incorporation with the Delaware Secretary of State. The Reverse Stock Split combined every five shares of Common Stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of Common Stock. As a result, the number of issued and outstanding shares of Common Stock have been retroactively adjusted in the consolidated financial statements.

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

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 267,000 shares available for future grants under the plan. The Company also granted an additional 309,835 options outside of the plan during the year ended December 31, 2021.

Table of Contents	70

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

A summary of the Company’s option activity and related information follows:

Schedule of the Company's option activity
	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2020	—	—	$—	$—		$—
Options granted	462,500	137,500	4.96	2.27	10	—
Options forfeited/cancelled	750	(750)	5.00	—		—
Options exercised	—	—	—	—		—
Balances, December 31, 2020	463,250	136,750	$4.96	$2.27	9.95	$—
Options granted outside of the plan	—	309,564	7.80	5.06	10	—
Options granted	(293,000)	293,000	7.82	5.29	10	—
Options forfeited/cancelled	95,000	(95,000)	4.96	3.73		—
Options exercised	—	—	—	—		—
Balances, December 31, 2021	265,250	644,314	$7.11	$5.03	8.47	$—
Vested and exercisable		135,836	$6.92			$—

Share-based compensation expense for options totaling $721,783 and $35,565 was recognized for the years ended December 31, 2021 and 2020, respectively, based on requisite service periods.

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

As of December 31, 2021, there was $2,262,765 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 3.1 years.

Table of Contents	71

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9– STOCKHOLDERS' EQUITY (continued)

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2021 and 2020 are set forth in the table below.

Schedule of Share-based Payment Award, Stock Options, Valuation Assumptions
	2021	2020
Risk-free interest rate	1.02% to 1.54%	0.31% to 0.37%
Volatility	50.13% to 89.96%	41.40% to 51.45%
Expected life (years)	5.36-6.25	5.5
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of the Company's warrant activity
	Number of Shares	Weighted-Average Exercise Price
Warrants Outstanding at January 1, 2020	—
Granted (See note below)	235,095	$5.89
Warrants Outstanding at December 31, 2020	235,095	$5.89
Granted		$—
Exercised	(42,676)	$(6.10)
Warrants Outstanding, December 31, 2021	192,419	$5.84

On August 31, 2020, the Company closed its offering (the “August Offering”) in which it issued 1,150,000 common shares at a public offering price of $5.00 per share. In connection with the Offering, the Company (i) received $5,750,000 less underwriting fees of $517,500 and write-off of capitalized IPO Costs in the amount of $341,145, resulting in net proceeds of $4,891,355. Additionally, the Company issued an additional 161,794 shares to Ross Carmel of Carmel, Milazzo & Feil LLP related to the offering for compensation. The shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the SEC on August 26, 2020, as amended, which became effective on August 28, 2020. In connection with the August Offering, the company granted 80,000 warrants to the underwriters for compensation. The fair market value of the warrants were recorded as a reduction of the proceeds and netted with additional paid in capital.

On November 13, 2020, the Company closed its second offering (the “November Offering”) in which it issued 1,401,905 common shares at a public offering price of $5.25 per share. In connection with the Offering, the Company (i) received $7,360,000 less underwriting fees of $625,600 and write-off of previously related capitalized IPO Costs in the amount of $316,246, resulting in net proceeds of $6,418,155. In connection with the November Offering, the company granted 70,095 warrants to the underwriters for compensation. The fair market value of the warrants were recorded as a reduction of the proceeds and netted with additional paid in capital.

Share-based compensation expense of $0 and $100,896 for warrants granted was recognized for the years ended December 31, 2021 and 2020, respectively, based on requisite service period. The warrants granted in 2020 were issued in connection with the August and November offerings (150,095 warrants) and were not previously disclosed in the 2020 financial statements. The warrants issued in connection with the November offering contained a cash settlement feature which resulted in a warrant liability of $68,263 as of December 31, 2021. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2021, the Company recognized an error relating to the recognition of the initial warrant liability in November of 2020. The error caused additional paid in capital to be overstated by approximately $135,000, warrant liability to be understated by approximately $110,000, and net loss to be overstated by approximately $25,000 as of and for the year ended December 31, 2020. The Company concluded the impact on the year ended December 31, 2020 financial statements was immaterial and corrected the balances as of December 31, 2021. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 50.39%, (c) risk free rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2021: (a) exercise price of $6.5625, (b) volatility rate of 77.34%, (c) risk free rate of 0.98%, (d) term of 3.86 years, and (e) dividend rate of 0%.

Table of Contents	72

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

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

The weighted average fair value of warrants granted, and the assumptions used in the Black-Scholes model during the year ended December 31, 2021 are set forth in the table below.

Defined Benefit Plan, Assumptions
	2021	2020
Risk-free interest rate	0.26%	0.31%-37%
Volatility	50.13%-89.96%	41.40% to 51.45%
Expected life (years)	5	5
Dividend yield	0.00%	0.00%

Table of Contents	73

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

Preferred Stock Offering

On July 13, 2021, Applied UV, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Representative”) of the underwriters (“Underwriters”), related to the offering of 480,000 shares (the “Shares”) of the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock [non-convertible], par value $0.0001 per share (“Series A Preferred Stock”), at a public offering price of $25.00 per share, which excludes 72,000 shares of Series A Cumulative Perpetual Preferred Stock that may be purchased by the Underwriters pursuant to their overallotment option granted to the Underwriters under the terms of the Underwriting Agreement. The Shares were offered and sold by the Company pursuant to the terms of the Underwriting Agreement and registered pursuant to the Company’s registration statement on (i) Form S-1 (File No. 333-257197), as amended, which was filed with the SEC and declared effective by the Commission on July 12, 2021 and (ii) the Company’s registration statement on Form S-1MEF (File No. 333-257862), which was filed with the Commission on July 13, 2021 and declared effective upon filing. The closing of the offering for the Shares took place on July 16, 2021 and were approved for listing on Nasdaq under the trading symbol “AUVIP”. On July 29, 2021, in connection with its offering of its 10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, the Company closed the exercise of the underwriter’s overallotment option of 72,000 shares at $25.00 per share. Aggregate gross proceeds including the exercise of the underwriter's overallotment option was $12,272,440 after deducting underwriting discounts and commissions and fees and other offering expenses. As of December 31, 2021, the Company paid $603,750 to its cumulative perpetual preferred shareholders in a form of a dividend. There are no dividends accrued for as of December 31, 2021.

Common Stock Offering

On December 28, 2021, the Company closed a common stock offering in which it issued 2,666,667 common shares at a public offering price of $3.00 per share. In connection with the Offering, the Company (i) received $8,000,000 less underwriting fees of $560,000 and offering Costs in the amount of $440,073, resulting in net proceeds of $6,999,928.

On January 5, 2022, the underwriters fully exercised their over-allotment option to purchase an additional 400,000 shares of common stock at the public offering price of $3.00 per share. The Company received gross proceeds of $1,200,000 for the over-allotment, which resulted in net proceeds to us of $1,092,000, after deducting underwriting discounts and commissions of $108,000.

Restricted Stock Awards

The Company records compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and the expense is amortized over the vesting period. These restricted stock awards are subject to time-based vesting conditions based on the continued service of the restricted stock award holder. Restricted stock awards granted typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years.

The following table presents the restricted stock units activity for the years ended December 31, 2021 and 2020

Schedule of Unvested Restricted Stock Units Activity
	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2020	—	$—
Granted and unvested	230,083	5.00
Vested	(42,528)	5.00
Forfeited/Cancelled	—	—
Unvested shares, December 31, 2020	187,555	$5.00
Granted and unvested	274,500	5.16
Vested	(163,176)	5.24
Forfeited/Cancelled	(6,379)	5.00
Unvested shares, December 31, 2021	292,500	$4.71
Vested as of December 31, 2021	205,704	$5.19

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $550,138 and $828,006 of compensation expense within its statements of operations for the years ended December 31, 2021 and 2020, respectively.

The unvested shares as of December 31, 2021 represent $125,000 in unrecognized stock based compensation which will be recognized over a weighted average period of 2.5 years.

Table of Contents	74

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 10 - LEASING ARRANGEMENTS

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

On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for office and production space for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with a rate ranging from $14,729 to $15,626 per month.

Rent expense for the years ended December 31, 2021 and 2020 was $249,100 and $171,600, respectively.

Schedule maturities of operating lease liabilities outstanding as of December 31, 2021 are as follows:

Schedule of maturities of operating lease liabilities
2022	$508,071
2023	513,413
2024	470,532
2025	349,800
2026	174,900
Total lease payments	2,016,716
Less: Imputed Interest	(280,802)
Present value of future minimum lease payments	$1,735,914

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

Table of Contents	75

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 11 - PAYROLL PROTECTION PROGRAM

In April of 2020, the Company submitted a Paycheck Protection Program (“PPP”) application to Chase Bank for a loan amount equal to $296,827. The amount was approved, and the Company received the funds. The PPP Loan, which is in the form of a PPP promissory note and agreement, matures in April of 2025 and bears interest at a rate of 1.00% per annum. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The loan was forgiven in July of 2021 and in accordance with ASC 470, the amount was recorded as other income.

NOTE 12 - INCOME TAXES

The provision for federal and state income taxes for the years ended is as follows:

Schedule of federal and state income
	2021	2020
Current provision:
Federal	$(110,234)	$53,265
State	18,415	993
Deferred provision (benefit):
Federal	$—	$12,110
State	—	486
Total Deferred	—	12,596
Total provision for income taxes	$91,819	$66,854

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

Schedule of deferred tax assets and deferred tax liabilities
	2021	2020
Deferred tax assets:
Net operating loss	$1,732,422	$299,088
Fixed assets	14,493	—
Lease	1,201	—
Loss on contingency	130,765	—
Intangible assets	1,707	—
Stock based compensation	284,468	189,883
Accrual to cash conversion	216,068	367,289
Total	2,381,124	856,260
Valuation allowance	(2,381,124)	(856,260)
Net	$—	$—

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes because the Company is subject to state income taxes, deferred income taxes are based on average tax rates and a portion of gifts and meals and entertainment are not tax deductible. In addition, the foregiveness of PPP loan of $296,826 is not taxable income.

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

Table of Contents	76

Effective tax rates differ from the federal statutory rate of 21% applied to income before provision for income taxes due to the following:

Schedule of income before provision for income taxes
	2021	2020
Federal statutory rate times financial statement income	$(1,552,673)	$(677,930)
Permanent tax basis differences	(72,997)	613
Deferred true up	13,911	38,048
State taxable income, net	(86,700)	(205,098)
Change in Valuation allowance	1,524,637	856,520
Rate change	154,179
True up	(91,819)	54,258
Other	19,643	443
Total provision for income taxes	$(91,819)	$66,854

The Company has available net operating loss approximately $9,054,000 for tax purposes to offset future taxable income .. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2018 through 2020 remain open to examination by federal agencies and other jurisdictions in which it operates.

NOTE 13- NOTE RECEIVABLE- RELATED PARTY

The company contemplated an acquisition with an entity where certain board members of the Company were also board members of the potential acquiree. In February of 2021, the Company entered into a non-interest bearing note receivable agreement whereby the Company loaned $500,000 to the entity. The note receivable was recorded at cost basis which approximates fair value because of the short-term maturity of the instrument. The loan matures on the earlier of (i) 180 days from the issuance date or (ii) the closing of the transactions set forth in a definitive acquisition entered into between the lender and the borrower. In the event the loan is paid in full on or before the maturity date, there shall be no interest accrued or payable on the outstanding principal amount. If an acquisition occurs, the $500,000 will be applied against the total acquisition price. If the company decides not to execute a definitive agreement within 180 days from the issuance date, the maturity date shall be the one-year anniversary of the issuance date. The maturity date has since been extended to November 30, 2021. The acquisition did not occur and the full amount of $500,000 was repaid on November 30, 2021.

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

Table of Contents	77

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 14 - SEGMENT REPORTING (continued)
SEGMENT REPORTING
	Hospitality	Disinfectant	Corporate	Total
Balance sheet at December 31, 2021
Assets	$2,158,789	$27,851,691	$8,515,512	$38,525,992
Liabilities	$2,481,186	$1,528,706	$1,850,366	$5,860,233
Balance sheet at December 31, 2020
Assets	$12,655,779	$463,042	$—	$13,118,821
Liabilities	$2,721,396	$642,669	$—	$3,364,065

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the year ended December 31, 2021
Net Sales	$5,943,664	$5,723,915	$—	$11,667,579
Cost of Goods Sold	$4,488,652	$3,080,541	$—	$7,569,193
Research and development	$—	$53,408	$—	$53,408
Selling, General and Administrative expenses	$2,281,460	$6,110,206	$2,950,046	$11,341,712

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the year ended December 31, 2020
Net Sales	$5,732,734	$—	$—	$5,732,734
Cost of Goods Sold	$4,723,398	$—	$—	$4,723,398
Research and development	$—	$310,672	$—	$310,672
Selling, General and Administrative expenses	$1,749,962	$770,512	$1,491,082	$4,011,556

Table of Contents	78

NOTE 15 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the years ended December 31, 2021 and 2020 as though the company acquired Akida, KES and SciAir (the “Acquired Companies”) on January 1, 2020 is set forth below.

Business Acquisition, Pro Forma Information
	Year Ended December 31, 2021	Year Ended December 31, 2020
Net Sales	$19,169,612	$23,297,450
Cost of Goods Sold	10,619,220	12,425,826
Gross Profit	8,550,392	10,871,624

Research and development	53,408	310,672
Selling, General and Administrative Expenses	17,198,118	10,527,740
Total Operating expenses	17,251,526	10,838,412
Operating Loss	(8,701,134)	33,212
Other (Expense) Income
Change in Fair Market Value of Warrant Liability	66,862	—
Foregiveness of paycheck protection program loan	296,827	—
Other income	(74,317)	3,719
Total Other Income	289,372	3,719
Loss Before Provision for Income Taxes	(8,411,762)	36,961
Benefit from Income Taxes	(91,819)	83,601
Net Loss	$(8,319,943)	$(46,670)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(603,750)	—
Net Loss attributable to common stockholders	(8,923,693)	(46,670)
Basic and Diluted Loss Per Common Share	$(0.91)	$(0.01)

Weighted Average Shares Outstanding- basic and diluted	9,799,627	7,511,385

NOTE 16 – SUBSEQUENT EVENT

The Acquisition

On March 25, 2022, MunnWorks, LLC (“Purchaser”), a New York limited liability company and a wholly-owned subsidiary of Applied UV, Inc. (the “Company”) entered into an asset purchase agreement (the “APA”) with VisionMark, LLC (“Seller”), Maya Systems, LLC d/b/a Benchmark Furniture MFG (“Maya”), Mega Vision, Inc. (“MV” and, together with Maya, the “Members”), Sandy Marks (“Marks”) and Michael Chiriac, Sr. (“Chiriac” and, together with Marks, the “Key Persons”). Pursuant to the APA, Purchaser acquired substantially all of the assets of Seller (the “Business”), including raw materials, inventory and work-in-progress, and assumed certain limited obligations of Seller, as set forth in the APA (the “Acquisition”).

On March 25, 2022 (the “Closing Date”), the Acquisition was completed.

On the Closing Date, Seller received, as consideration for the Acquisition, the purchase price consisting of: (i) $10 in cash; and (ii) the agreement by Purchaser to assume approximately $1.2 million in past due rent owing by Seller (the “Past Due Rent”) under that certain lease agreement by and between MV and the landlord thereunder (the “Prime Lease”), payable in equal monthly installments spread over thirty six (36) months, as set forth in the Sublease, dated as of March 29, 2022 among the Purchaser, the Seller and Randolph Associates (the “Sublease”).

Table of Contents	79

Sales Commission Payments

Pursuant to the APA, Purchaser agreed to make certain additional payments to Seller in the form of a sales commission during the four (4) year period following the Closing Date (the “Sales Commission Payments”), as follows: (i) during the first two (2) years following the Closing Date (the “Initial Period”), Purchaser will pay to Seller, on a quarterly basis, an amount equal to 2.5% of certain net sales generated by the Business; and (ii) during the two (2) years following the Initial Period, Purchaser will pay to Seller, on a quarterly basis, an amount equal to 5% of certain net sales generated the Business. Sales that qualify for the Sales Commission Payments will be limited to (i) sales made to new clients generated by the Members or the Key Persons, and (ii) sales to certain existing clients of Seller specified under the APA; provided that Sales Commission Payments related to such existing clients are conditioned on the Members and the Key Persons providing support to Purchaser in the transition and maintenance of those existing clients as described in the APA.

Sublease and Sublease Guaranty

Purchaser has agreed to sublease all of Seller’s right, title and interest in the Prime Lease, subject to the terms of the Sublease, which include: (i) an initial term expiring June 30, 2023, with two (2) successive 1-year renewal options to be exercised at Purchaser’s discretion; (ii) Purchaser’s obligation to pay base rent, as defined in the Prime Lease, directly to the landlord each month; (iii) Purchaser’s obligation to pay Past Due Rent in equal monthly payments spread over thirty six (36) months. However, if the Purchaser does not renew the Sublease, its aggregate obligation to pay Past Due Rent shall be decreased to $600,000.

Additionally, the Company has agreed to guarantee the obligations of the Purchaser under the Sublease pursuant to a Guaranty of Sublease dated as of March 29, 2022 made by the Company in favor of the Seller and Randolph Associates (the “Sublease Guaranty”). Under the terms of the Sublease Guaranty, the Company will guarantee the Purchaser’s obligations under the Sublease, including base rent payable during the term of the Sublease and the Purchaser’s obligations to pay Past Due Rent.

Settlement Agreement

On March 31, 2022 we entered into a Settlement Agreement (the “Settlement Agreement”) with Old SAM, LLC and the members thereof who exected the Settlement Agreement (collectively, the “Old SAM Parties”), pursuant to which we settled a dispute with Old SAM Parties. Under the terms of the Settlement Agreement the Old SAM Parties relinquished all of their right, title and interest in any of the 200,000 vested shares and 200,000 unvested shares issued to them in connection with the acquisition of Sci Air and no longer have the right to any additional cash consideration if the avegage price of our stock is below $10.00 on certain measurement dates described in the Sci Air acquisition agreement. The Settlement Agreement also contains a mutual release of all claims we and the Old SAM parties have against each other, other than claims related to certain consulting agreements executed in connection with acquisition of Sci Air. We will review for  potential impairment impact as of and for the period ending March 31, 2022.

Table of Contents	80

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Table of Contents	81

While preparing its annual report for the year ended December 31, 2020 the Company identified an error in the timing of recognizing certain revenues that effected the previously filed consolidated financial statements as of and for the years ended December 31, 2019 and 2018. The error also impacted the previously reported financial statements for the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020. The impact in those periods has been disclosed in the September 30, 2021, June 30, 2021 and March 31, 2021 10-Q filings.

In connection with the preparation of the consolidated financial statements for the three months ended March 31, 2021, the Company recognized an error relating to the recognition of the initial warrant liability in November of 2020. The error caused additional paid in capital to be overstated by approximately $135,000, warrant liability to be understated by approximately $110,000, and net loss to be overstated by approximately $25,000 as of and for the year ended December 31, 2020. The Company concluded the impact on the interim and year ended December 31, 2020 financial statements was immaterial and corrected the balances as of March 31, 2021,

As part of such process, our management and audit committee determined that our disclosure controls and procedures for the Affected Periods were not effective and that the foregoing arose as a result of a material weakness in our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Table of Contents	82

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of April 7, 2022.

Name	Age	Position
Max Munn	78	President, Acting Chief Executive Officer and Director
John J Hayman	51	Senior Vice President, Interim Chief Operations Officer
Michael Riccio	63	Chief Financial Officer
Joel Kanter	65	Chairman of the Board
Dr. Eugene A. Bauer, M.D.	79	Director
Dr. Alastair J. Clemow, Ph.D.	70	Director
Dallas C. Hack, M.D	69	Director
Eugene E. Burleson	81	Director
John F. Andrews[1]	68	Director

1 Mr. Andrews executed an employment agreement with the Company that appoints him as Chief Executive Officer, effective April 11, 2022

Max Munn is the President, Acting Chief Executive Officer and a director of the Company and is also the Chief Executive Officer of Munn Works, LLC, our subsidiary focused on the hospitality market. Mr. Munn has held this position at Munn Works for over 20 years. Mr. Munn is also Co-chairman of Dieu Donne Inc., a not-for-profit and a leading, world recognized atelier wherein dimensional, handmade paper is utilized in the making of art. Mr. Munn attended MIT from 1961-1966, majored in chemistry and architecture; and received a Bachelor’s of Architecture degree. Mr. Munn also attended Columbia University for post graduate studies from 1966-1968, working toward a Ph.D. in architectural history.

John J. Hayman III, is our Senior Vice President and Interim Chief Operations Officer. Mr. Hayman has over 28 years’ experience in general management, operations, marketing, sales and consulting. From January 2003 to September 2021, Mr. Hayman was the President and Chief Executive Officer of KES Science & Technology, Inc. From September 2021 to December 2021, he was the Senior Vice President of Product Development for SteriLumen, Inc., a wholly-owned subsidiary of the Company. Mr. Hayman received a BBA from the University of Georgia in 1992. Mr. Hayman was a Certified Public Accountant and worked for KPMG Peat Marwick as a Staff/Senior Accountant for two years.

Michael Riccio is our Chief Financial Officer. Mr. Riccio joins Applied UV with more than 25 years of broad experience in leadership roles in corporate and operational finance, including corporate merger and acquisition planning and integration. From September 1986 to March 2021 Mr. Riccio was Chief Financial Officer and Treasurer of Panasonic Corporation of North America. At Panasonic Mr. Riccio lead the finance organization that supports the principal North American subsidiary of Osaka, Japan-based Panasonic Corporation. Prior to Panasonic, Mr. Riccio was the Corporate Accounting Manager for Sealed Air Corporation (SEE on NYSE), and prior to Sealed Air he began his career at CohnReznick, where he was a Senior Auditor. Mr. Riccio is a Certified Public Accountant (CPA) and holds a B.A. in accounting from Rutgers University and an MBA in finance from Rutgers Business School. Mr. Riccio is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Table of Contents	83

Joel Kanter is the Chairman of the Board of the Company. Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1988. From 1989 to November 1999, Mr. Kanter served as the President, and subsequently as the President and Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (Nasdaq: WNUT). Walnut Financial’s primary business focus was the provision of various forms of financing to small businesses including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to mature enterprises. Tower Hill Capital Group bought the Company in 1999 in a transaction valued at approximately $400 million. From 1978 - 1980, Mr. Kanter served as a Legislative Assistant to former Congressman Abner J. Mikva (D-Ill.). In that position, Mr. Kanter provided support to Congressman Mikva with respect to activities related to his position on the House Judiciary Committee. In particular, Mr. Kanter was intimately involved in efforts to reform the Federal Criminal Code. Mikva subsequently became the Chief Judge of the U.S. Court of Appeals for the District of Columbia Circuit, and then served as White House Counsel to President Clinton. From 1980 - 1983, Mr. Kanter served as Special Assistant to the National Association of Attorneys General. In that position, he represented the interests of the State Attorneys General in Washington, D.C. in the criminal justice and environmental arenas. Mr. Kanter serves on the Board of Directors of one currently public company, Magna-Labs, Inc., which was formerly involved in the development of a cardiac MRI device. Mr. Kanter also serves on the boards of several private life sciences and medical device companies. Mr. Kanter is a National Association of Corporate Directors “Governance Fellow.” Mr. Kanter is a current Trustee Emeritus and past President of the Board of Trustees of The Langley School in McLean, Virginia, a former Trustee at the Georgetown Day School in Washington, D.C., and a former Trustee of the Union Institute & University, the Country’s first Online University, and currently serves on the Board of the School of Science and Engineering at Tulane University.

Eugene A. Bauer, M.D. is a Director of the Company. Dr. Bauer is currently a director of Evommune, Inc., a private research and development company and innovation engine in chronic inflammation, First Wave Technologies, Inc., a private company focusing on a next-generation anesthesia system for the use of inhaled anesthetics, and Biolojic Design, Ltd., a private biotechnology company that computationally designs functional antibodies. In 2010, Dr. Bauer co-founded Dermira, a publicly traded specialty biopharmaceutical company acquired by Eli Lilly and Company in 2020. Dr. Bauer served as Chief Medical Officer of Dermira, a wholly-owned subsidiary of Lilly, through March 2020. Prior to founding Dermira, Dr. Bauer served as Director, President and Chief Medical Officer of Pelpin, Inc., a publicly traded specialty pharmaceutical company, from 2008 to 2010. Dr. Bauer served as Chief Executive Officer of Neosil, Inc., a specialty pharmaceutical company, from 2004 to 2008, and he co-founded and served as a member of the board of directors at Connetics, a publicly traded specialty pharmaceutical company, from 1990 to 2006. Prior to initiating his career in industry, Dr. Bauer served as Dean of Stanford University School of Medicine from 1995 to 2001 and as Chair of the Department of Dermatology at Stanford University School of Medicine from 1988 to 1995. Dr. Bauer is Professor Emeritus at Stanford University School of Medicine, a position he has held since 2002. Dr. Bauer was a U.S. National Institutes of Health (“NIH”)-funded investigator for 25 years and has served on review groups and Councils for the NIH. Dr. Bauer has served on the boards of directors of a number of public and private companies, including Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.), First Wave Technologies, Inc., Cerecor, Inc. and Kadmon Holdings, Inc. He is member of numerous honorific societies, including the National Academy of Medicine. Dr. Bauer received his B.S. in medicine from Northwestern University and his M.D. from Northwestern University Medical School.

Table of Contents	84

Alastair J. Clemow, Ph.D. is a Director of the Company. Dr. Clemow currently serves as Chairman of Ensemble Orthopedics, an early-stage company selling an innovative pyro carbon finger joint for the treatment for early state osteoarthritis. He is also currently an independent director and Chairman of the Audit Committee of First Wave Technologies, Inc., a private company focusing on a next-generation anesthesia system for the use of inhaled anesthetics, and an independent director and Chair of the Strategic Committee of GreenBone Spa, a private Italian company focusing on bone regeneration using natural materials. From 2011 to 2019, Dr. Clemow served as President and Chief Executive Officer of Regentis Biomaterials, a private company developing an innovative material for cartilage repair. He also held positions of president and chief executive officer in a number of companies that he helped found, including Nexgen Spine, Inc., which developed an artificial spinal disc; Gelifex, Inc., which developed an innovative spinal nucleus replacement implant and which was acquired in 2004 by Synthes Spine, Inc.; and Minimally Invasive Surgical Technologies, Inc., which developed a novel series of implants for minimally invasive total knee replacement and which was acquired in 2005 by MAKO Surgical Corp. From 2000 to 2004, Dr. Clemow served as Principal of Tanton Technologies, Inc., an organization that provided strategic and technical assessment of new medical device opportunities for large, mid-cap, and early-stage development companies. From 1981 to 2000, Dr. Clemow held numerous positions with Johnson & Johnson, including Vice President of Worldwide Business Development for Ethicon Endo-Surgery, Inc.; Vice President of New Business Development for Johnson & Johnson Professional, Inc.; and Director of Research and Development of Johnson & Johnson Orthopedics. In those capacities, Dr. Clemow was responsible for acquiring or developing what today represents billions of dollars of Johnson & Johnson revenue. Dr. Clemow serves or has served on the boards of numerous private and public companies including Aevi Genomics; Encore Medical; Echo Healthcare Acquisition Corp.; BioMedical Enterprises, Inc.; and Kinetic Muscles, Inc. He graduated from the University of Surrey with a Bachelor of Science Degree in metallurgy and Ph.D. in metallurgy and earned his MBA degree from Columbia University in New York.

Dallas C. Hack, M.D., M.P.H. is a Director of the Company. He is board certified in General Preventive Medicine and Public Health and a Fellow in the American College of Military Public Health. Since July 2018, he has been the Chief Medical Officer of Virtech Bio, Inc., a private company that sells a ready-to-use oxygen-carrying plasma expander to restore circulatory system parameters and since 2015 has been a consultant to numerous biotech and non-profit companies to advance medical research and transition the progress to improved clinical practice. From June 2018 to March 2020, he was a director, member of the Audit and Product Development Committees and the interim Chief Executive Officer and Chief Financial Officer of CVR Medical Corp. (OTC: CRRVF), a publicly traded med-tech company dedicated to the development and advancement of revolutionary technology at work within the healthcare sector. He directed trauma research for the military from 2008 to 2014, with responsibility for more than $2 billion in grant funding. He held numerous military medical leadership positions including Commander of the NATO Headquarters Healthcare Facility, and Command Surgeon at the strategic level during Operations Enduring Freedom and Iraqi Freedom. COL.(R) Hack, who served for 28 years, received numerous military awards including the Bronze Star, two Legion of Merit awards, and was inducted as a Distinguished Member of the Military Order of Medical Merit. He has a BA from Andrews University (1972), an MPH from Johns Hopkins University (1995), a MD from Loma Linda University (1976), an MSS from the US Army War College (2004), and a CPE from the Certifying Commission in Medical Management (1997). He was recognized as the Distinguished Alumnus of the Year by Loma Linda University in May 2015. Dr. Hack has an appointment from the School of Medicine, University of Pittsburgh as Adjunct Professor of Neurosurgery and from Virginia Commonwealth University as an Associate Clinical Professor, Department of Physical Medicine and Rehabilitation.

Eugene E. Burleson is a Director of the Company. He is a private investor, currently a director and Chairman of the Compensation Committee of Sunlink Health Systems, Inc. (NYSE American: SSY), an investor in healthcare facilities and related businesses located in the Southeast, and a director and the Chairman of the Compensation Committee of HealthNow New York, a private health insurance company. He was Chairman of PET DRx Corporation from June 2005 to July 1, 2010, and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of the Board of Directors of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Inc. a developer and operator of assisted living facilities and is on the Board of Deckers Outdoor Corporation Inc. Mr. Burleson served as Chairman of the Board and Chief Executive Officer of GranCare Inc. from October 1988 to November 2000. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare Inc. from December 1990 to February 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services Inc. in February 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services in August 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International Inc. (“AMI”), an owner and operator of acute care hospitals. Based in London from May 1981 to June 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson received his early management training at Eastman Kodak from 1963 to 1974. He graduated from East Tennessee State University with a Bachelor of Science Degree in accounting and earned an MBA degree in 1972.

John F. Andrews has over 30 years of senior leadership experience in telecom and technology companies, both public and private. From 2021 to April of 2022 Mr. Andrews served as Chief Executive Officer of Trinity IT Services LLC, which is an IT services company in Jacksonville Florida. At Trinity IT Mr. Andrews successfully launched the company, signed contracts with the State of Florida, Fiserv, Mastercard, Point72, Credit Agricole and Tech Mahindra. From 2020 to April 2022 Mr. Andrews was the Chief Executive Officer and Director of TrekSecure LLC, a SAAS based contagion response platform firm where he finalized development of V1 of the Contagion Response Platform, established go to market plans for Government and Travel and developed a sales pipeline exceeding $100 million. From Mr. Andrews 2018 to 2020 Mr. Andrews was the Chief Technology Officer and Co-founder of KyckGlobal Inc., an IT firm based in Atlanta, Georgia. At KyckGlobal Mr. Andrews was responsible for all technology matters and developed the on-demand payment processing product plan and developed the SAAS based multi-tenant platform within schedule and budget. Mr. Andrews also functioned as a key principal in securing $5 million in venture capital and $3.5 million in private capital. From 2017 to 2019 Mr. Andrews was the Chief Operating Officer for RiseIT Inc., an $80 million IT software and services provider in Jacksonville, Florida. At RiseIT Mr. Andrews had P&L responsibility, functioned as a key principal in securing $4 million in private capital, assimilated three acquisitions totaling $75 million in revenue and developed integrated operating plan. Mr. Andrews has an MBA from the University of Puget-Sound, Seattle, Washington, and a BA, Business Administration and Finance from Whitworth University, Spokane, Washington.

We believe that Mr. Andrews’ extensive business experience will contribute to the Board’s business strategy and planning on a going-forward basis.

Table of Contents	85

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of six directors, five of whom qualify as “independent” under the listing standards of Nasdaq.

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

Board Committees

Our board of directors has established three standing committees: audit committee, compensation committee and nominating and corporate governance committee, each of which operate under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required meeting the corporate governance requirements of the Nasdaq Listing Rules.

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

Compensation Committee

We have established a compensation committee of the board of directors to consist of Alastair Clemow, Eugene Bauer and Eugene Burleson, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Alastair Clemow is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;
•	administers our equity compensation plans;
•	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establishes and reviews general policies relating to compensation and benefits of our employees.

Table of Contents	86

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

Table of Contents	87

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2021 and 2020 for our Chief Executive Officer (principal executive officer), our President, our Chief Financial Officer and our Chief Operating Officer. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended	Salary ($)	Stock Awards ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Max Munn	2021	$310,357	—	$1,567,449	(3)	$25,510	(4)	$1,903,316
President and Interim Chief Executive Officer, President and Director(2)	2020	---	—	$2,000	(5)	$94,396	(6)	$96,396
Michael Riccio	2021	$146,154	—	$297,711	(8)	—		$443,865
Senior Vice President and Chief Financial Officer(7)	2020
Keyoumars Saeed	2021	$331,154	—	—		$353,846		$685,000
Former Chief Executive Officer(9)(10)	2020	$110,577	$446,540	—		—		$557,117
James Doyle	2021	$272,885	—	—		—		$272,885
Former Chief Operations Officer(11)	2020	$86,882	$159,480	—		—		$246,362

(1) See Footnote 9 in the Notes to the Consolidated Financial Statements for a description of all of the assumptions made in the valuation of these options.

(2) Mr. Munn became the acting Chief Executive Officer upon the resignation of Mr. James Alexich on December 23, 2021.

(3) Mr.Munn received options to purchase 309,835 shares of common stock at an exercise price of $7.80 per share. These options vest at the end of each month for 36 months beginning April 1, 2021. These options were approved as a component of his March 4, 2021 employment agreement.

(4) Includes $25,510 in auto lease and auto insurance payments the Company provided to Mr. Munn.

(5) Mr. Munn’s received options to purchase 1,000 shares of our common stock at an exercise price of $5.00 per share. The options were granted and approved by the board during the second and third quarter of year ended 2020.

(6) Mr.Munn also received warrants to purchase 80,000 share of restricted common stock at an exercise price of $5.00 per share in the first quarter of 2020. See Footnote 9 in the Notes to the Consolidated Financial Statements for a description of all of the assumptions made in the valuation of this warrant.

(7) Mr. Riccio was hired as the Chief Financial Officer as of April 5, 2021.

(8) Mr. Riccio received options to purchase 70,000 shares of common stock at an exercise price of $6.53.

(9) Mr. Saeed’s compensation began on September 2, 2020 and ended upon the date of his resignation on December 7, 2021.

(10) Mr. Saeed’s common stock award is valued at $5.00, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Mr. Saeed resigned as of December 7, 2021.

(11) Mr. Doyle’s common stock award is valued at $5.00, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Mr. Doyle’s employment was terminated on December 22, 2021.

Table of Contents	88

Employment Agreements

Max Munn. On March 4, 2021, we entered into an employment agreement with Mr. Munn regarding his employment as President of the Company, reporting to the Board of Directors. The agreement was effective on that date and was for a three year term which automatically renews for one year periods unless earlier terminated pursuant to the terms thereof. As base salary for the entire term, the Company paid Mr. Munn a one-time payment $3.00 and granted to him Base Salary Options which have an exercise price equal to the closing price of our common stock on the effective date and that vest monthly over the term at an even rate (1/36th per month), commencing on April 1, 2021. The Base Salary Options means options to purchase a number of shares of common stock equal to $944,997 divided by the Board Approved Option Value which was determined to be $3.05. For each full fiscal year of the Company that begins and ends during the term of the agreement, Mr. Munn is eligible to earn an annual cash bonus in such amount that will be determined by the Compensation Committee of the Board based on the achievement by the Company reasonable performance goals established by the Compensation Committee and agreed to by Mr. Munn for each such fiscal year; provided, that the annual bonus will be no greater than $500,000; and provided however in no event will his annual bonus be less than the annual bonus received by the Chief Executive Officer of the Company. Mr. Munn is provided an an allowance for an automobile and expenses to operate an automobile for business and personal use, is provided an allowance for insurance, is reimbursed for Company travel and entertainment expenses, is entitled to four weeks of paid vacation per year and to participate in all Company welfare benefits plans maintained for senior executive officers. The Company has agreed to indemnify Mr. Munn and cover him under its directors’ and officers’ liability insurance policy. Mr. Munn has agreed not to compete with the Company for a period of two years after termination of his employment in the areas where the Company has been operating, and not to interfere with the Company’s suppliers or attempt to hire the Company’s employees.

Michael Riccio. On February 19, 2021, we entered into an offer letter with Mr. Riccio regarding his employment as our Senior Vice President and Chief Financial Officer. The offer letter has an effective date of April 5, 2021 and is for no specific period of time permitting the Company may terminate his employment at any time and for any reason whatsoever, with or without “cause.” Mr. Riccio’s annual base salary is $200,000.00 less applicable payroll deductions and withholdings, payable on the Company’s regular payroll dates and he was awarded 70,000 “Stock Options” as defined in, and subject to, the Company’s 2020 Omnibus Incentive Option Plan. We entered into an employment agreement with Mr. Riccio as of January 1, 2022 for a two year term, automatically renewable for two years on each two year anniversary, pursuant to which we will pay him an annual salary of $300,000, subject to yearly review by the Board of Directors. Mr. Riccio was granted 50,000 shares of restricted common stock and a ten year option to purchase 70,000 shares of our common stock at the fair market value on the date of grant, which restricted stock and options vest over a three-year period and terminate 90 days after his separation from service to the Company. Mr. Riccio is also eligible for an annual discretionary performance bonus of up to 100% of his base salary based on targets agreed by him and the Company’s Chief Executive Officer, which bonus must be approved by the Audit and Compensation Committees provided that he is employed by the Company as of December 31 of each year. The Company will reimburse him for Company business travel and he is entitled to paid holidays and leave as set forth in the Company’s policies and to participate in all Company welfare benefits plans maintained for senior executive officers. Mr. Riccio has agreed to maintain the confidentiality of Company information and for one year after the termination of his employment, he has agreed not to disparage the Company, not to compete with the Company or to solicit the business of any of the Company’s customers.

Table of Contents	89

Severance Agreement

Effective December 7, 2021, we executed a Separation Agreement and General Release with Mr. Saeed, our former Chief Executive Officer, pursuant to which, upon his resignation, we agreed (i) pay him $300,000; (ii) permit the remaining unvested 14,883 shares of restricted stock to vest immediately; and (iii) pay him $53,846 in unused vacation pay. The parties signed mutual releases and agreed not to disparage the other. The Company agreed to have restrictive legends removed from his restricted shares. Mr. Saeed agreed to maintain the confidentiality of Company confidential information and acknowledged his non-competition and non-solicitation obligations. On that date, the Company engaged Mr. Saeed as an independent consultant for a specific project and terminated that agreement on January 2, 2022 with a one-time payment of $10,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the certain executives of the Company as of December 31, 2021:

	Option Awards					Stock Awards		Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units of Stock, or Other Rights That Have Not Vested	Market Value of Unearned Shares, Units of Stock, or Other Rights That HaveNot Vested
Keyoumars Saeed (1)	—	—	—	$—	—	—		—	$—
Max Munn	77,459	232,376	—	$7.80	3/4/2031	—	—	—	$—
James Doyle (2)	—	—	—	$—	—	—	—	—	—
Michael Riccio(4)	28,962	41,038		6.53	9/28/2031	—	—	—	—

(1) Mr. Saeed resigned as of December 7, 2021.

(2) Mr. Doyle’s employment was terminated as of December 22, 2021.

(3) Mr. Hayman was hired as the acting Chief Operations Officer as of December 22, 2021.

(4) Mr. Riccio was hired as the Chief Financial Officer as of April 5, 2021.

Option Exercises: No stock options were execised by the above named individuals in 2021.

Table of Contents	90

Director Compensation

The annual compensation for each non-employee Director is summarized in the table below.

2021 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)	Option Awards ($)	Total ($)
Joel Kanter (2)	$37,500	$79,975	$0	$117,475
Alastair J. Clemow (3)	$37,500	$57,125	$0	$94,625
Eugene A. Bauer (4)	$37,500	$57,125	$0	$94,625
Eugene Burleson (5)	$37,500	$57,125	$0	$94,625
Dallas C Hack (6)	$37,500	$34,275	$0	$71,775

(1) Directors are paid $6,250 per quarter. There were two payments of $6,250 in 2021 for two quarters in 2020 that should have been paid in 2020.

(2) In 2021, Mr. Kanter was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director and 10,000 shares of restricted common stock that vest one year from the date of grant for his service as the Chairman of the Board.

(3) In 2021, Mr. Clemow was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director and 5,000 shares of restricted common stock that vest one year from the date of grant for his service as the Chairman of the Compensation Committee.

(4) In 2021, Mr. Bauer was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director and 5,000 shares of restricted common stock that vest one year from the date of grant for his service as the Chairman of the Nominating and Corporate Governance Committee.

(5) In 2021, Mr. Burleson was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director and 5,000 shares of restricted common stock that vest one year from the date of grant for his service as the Chairman of the Audit Committee.

(6) In 2021, Dr. Hack was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director.

(6) Mr. Munn was an employee director and not separately compensated for his services on the Board.

Item 12. Security ownership Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 7, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 12,888,174 shares of common stock outstanding on April 7, 2022.

Table of Contents	91

	Number of Shares Beneficially Owned				Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Common Stock		Series X Super Voting Preferred Stock(2)		Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Max Munn, Interim Chief Executive Officer , President and Director	5,221,492	(4)	2,000	(5)	40.5%	100%	48.5%
Michael Riccio, Chief Financial Officer	92,611		—		*	—	*
John J. Hayman III, Interim Chief Operating Officer	203,907		—		1.6%	—	1.4%
Joel Kanter, Chairman	53,000	(6)	—		*	—	*
Alastair Clemow, Director	47,500		—		*	—	*
Eugene Bauer, Director	47,500		—		*	—	*
Eugene Burleson, Director	47,500				*	—	*
Dallas Hack, Director	32,500				*	—	*
Officers and Directors as a Group (total of 2 persons)							—
	5,746,010		2,000		44.6%	100%	52.0%
5% Stockholders
The Munn Family 2020 Irrevocable Trust	5,000,000		2,000		38.8%	100%	47.0%
Fakhruddin Holdings FZC	785,714		—		6.1%	N/A	5.3%

(1) The principal address of the named officers, directors and 5% stockholders of the Company is c/o Applied UV, Inc. 150 N. Macquesten Parkway Mount Vernon, New York 10550..

(2) Entitles the holder to 1,000 votes per share and votes with the common as a single class.

(3) Represents total ownership percentage with respect to all shares of common stock and Series X Super Voting Preferred Stock, as a single class.

(4) Includes (i) 5,000,000 shares which are held in the name of The Munn Family 2020 Irrevocable Trust, for which the spouse of Max Munn is the trustee; (ii) 20,000 shares owned by Mr. Munn directly (iii) 80,000 shares underlying a warrant issued to Mr. Munn, which is exercisable at $5.00 per share; (iv) 1,000 vested shares underlying an option granted to Mr. Munn as director compensation, which are exerciseable at $4.33 per share and (v) 120,492 vested shares underlying an option granted to Mr. Munn pursuant to his employment agreement, which are exercisable at $7.80 per share. Mr. Munn is a guarantor of a $1,500,000 loan to The Munn Family Trust pursuant to which 5,000,000 shares of Common Stock held by the Munn Family Trust are pledged as collateral.

(5) Held by The Munn Family 2020 Irevoccable Trust..

(6) Includes 500 vested options exercisacble at $4.33 per share.

Table of Contents	92

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

Fees For Audit Services: The following table sets forth the aggregate fees for services we have paid to Adeptus Partners LLC (“Adeptus”) our independent registered public accounting firms for the fiscal years ended December 31, 2021 and 2020:

Years	Audit Fees	Audit Related Fees	Tax Fees	All other Fees
2021(1)	$95,000	—	—	—
2020(1)	$146,000	—	—	—

The following table sets forth the aggregate fees for services we have paid to Mazars USA LLP (“Mazars”) our independent registered public accounting firm for the fiscal year ended December 31, 2021:

Years	Audit Fees	Audit Related Fees	Tax Fees	All other Fees
2021(1)	$99,225	—	—	—

(1) Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

Table of Contents	93

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

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

Item 16. Form 10-K Summary

None.

Table of Contents	94

EXHIBIT INDEX

No.	Exhibit No.
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.5	Certificate of Amendment of Certificate of Incorporation filed on June 17, 2020 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.6	Certificate of Amendment of Certificate of Incorporation filed on June 23, 2020 (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.7	Certificate of Amendment of Certificate of Incorporation filed July 14, 2020 (incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.8	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock, filed on June 17, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on July 19, 2021).
3.9	Certificate of Designation, Preferences and Rights of 10.5% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257197) filed with the SEC as of June 25, 2021).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on October 7, 2021
3.11	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed on December 8, 2021
10.1	Exchange Agreement, dated March 26, 2019 among the Registrant, SteriLumen, Inc. and each of the stockholders of SteriLumen, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.2	Exchange Agreement, dated March 27, 2019 among the Registrant, SteriLumen, Inc. and Laurie Munn (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.3	Exchange Agreement, dated July 1, 2019 among the Registrant, Munn Works, LLC and Laurie Munn (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Warrant, dated April 1, 2020 issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	The Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.6	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.7	Agreement, dated April 20, 2020 between Icahn School of Medicine at Mount Sinai and SteriLumen, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated June 30, 2020 between the Registrant and James L. Doyle III (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.9	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.10	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.11	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.12	Asset Purchase Agreement, dated as of February 8, 2021, by and among Applied UV, Inc., SteriLumen, Inc., Akida Holdings LLC, and members of Akida Holdings, LLC. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC as of February 11, 2021).
10.13	Contract Manufacturing Agreement, dated as of January 1, 2021, by and between KES Science & Technology, Inc. and Akida Holdings LLC.
10.14	Intellectual Property Assignment and License Agreement, dated as of January 1, 2021, by and among KES Science & Technology, Inc., KES Air Technologies, LLC and Akida Holdings LLC.
10.15	Management Services Agreement, dated as of January 1, 2021, by and between KES Science & Technology, Inc. and Akida Holdings LLC.
10.16	Employment Offer to Michael Riccio (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC as of April 20, 2021).
10.17	Employment Agreement, dated June 30, 2020 between the Registrant and Max Munn (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith

Table of Contents	95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 07, 2022	APPLIED UV, INC.

	By:	/s/ Max Munn
Max Munn
Interim Chief Executive Officer

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

Signature	Title	Date

/s/ Max Munn	Interim Chief Executive Officer, President and Director	April 07, 2022
Max Munn

/s/ Michael Riccio	Chief Financial Officer	April 07, 2022
Michael Riccio	(principal financial and accounting officer)

/s/ Joel Kanter	Director	April 07, 2022
Joel Kanter

/s/ Dr. Alastair Clemow	Director	April 07, 2022
Dr. Alastair Clemow

/s/ Eugene Burleson	Director	April 07, 2022
Eugene Burleson

/s/ Dr. Eugene Bauer	Director	April 07, 2022
Dr. Gene Bauer

/s/ Dr. Dallas C. Hack	Director	April 07, 2022
Dr. Dallas C. Hack

/s/ John F. Andrews	Director	April 07, 2022
John F. Andrews

Table of Contents	96