Form 10-Q
period 2022-03-31
Applied UV, Inc.
filed 2022-05-23
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, the Company has 12,963,174 shares of common stock issued and outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$7,137,582	$7,922,906
Restricted cash	483,000	845,250
Accounts receivable, net of allowance for doubtful accounts	1,554,512	986,253
Costs and estimated earnings in excess of billings	190,050	—
Inventory, net of reserve	3,447,189	1,646,238
Vendor deposits	372,972	992,042
Prepaid expense and other current assets	602,983	419,710
Total Current Assets	13,788,288	12,812,399
Property and equipment, net of accumulated depreciation	1,286,960	196,611
Goodwill	3,722,077	4,809,811
Other intangible assets, net of accumulated amortization	18,535,244	18,976,556
Right of use asset	1,632,997	1,730,615
Total Assets	$38,965,566	$38,525,992

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,110,775	$1,642,108
Contingent Consideration	—	1,460,000
Billings in excess of costs and earnings on uncompleted contracts	1,267,173	—
Deferred revenue	964,556	788,776
Due to landlord (Note 2)	189,862	—
Warrant liability	24,435	68,263
Financing lease obligations	5,933	7,671
Operating lease liability	398,267	389,486
Note Payable	97,500	97,500
Total Current Liabilities	5,058,501	4,453,804
Long-term Liabilities
Due to landlord -less current portion (Note 2)	570,080	—
Note payable- less current portion	60,000	60,000
Operating lease liability-less current portion	1,243,348	1,346,428
Total Long-Term Liabilities	1,873,428	1,406,428
Total Liabilities	6,931,929	5,860,232

Stockholders’ Equity
Preferred stock, Series A Cumulative Perpetual, $0.0001 par value, 19,990,000 shares authorized, 552,000 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	55	55
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 2,000 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	1	1
Common stock $.0001 par value, 150,000,000 shares authorized;12,888,174 shares issued and outstanding as of March 31, 2022, and 12,775,674 shares issued and outstanding as of December 31, 2021	1,289	1,278
Additional paid-in capital	44,257,610	42,877,622
Accumulated deficit	(12,225,318)	(10,213,196)
Total Stockholders’ Equity	32,033,637	32,665,760
Total Liabilities and Stockholders’ Equity	$38,965,566	$38,525,992

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Net Sales	$3,356,090	$2,312,615
Cost of Goods Sold	2,206,991	1,388,349
Gross Profit	1,149,099	924,266

Operating Expenses
Research and development	59,314	43,645
Selling. General and Administrative Expenses	3,101,226	1,601,517
Loss on impairment of goodwill	1,138,203	—
Total Operating Expenses	4,298,743	1,645,162

Operating Loss	(3,149,644)	(720,896)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	43,828	(311,400)
Interest expense	(4,056)	—
Loss on change in Fair Market Value of Contingent Consideration (Note 2)	(240,000)	—
Gain on Settlement of Contingent Consideration (Note 2)	1,700,000	—
Other Expense		(655)
Total Other Income (Expense)	1,499,772	(312,055)

Loss Before Provision for Income Taxes	(1,649,872)	(1,032,951)

Provision from Income Taxes	—	—

Net Loss	$(1,649,872)	$(1,032,951)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	—
Net Loss attributable to common stockholders	(2,012,122)	(1,032,951)
Basic and Diluted Loss Per Common Share	$(0.16)	$(0.12)
Weighted Average Shares Outstanding - basic and diluted	12,928,174	8,630,811

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

	Preferred Stock		Preferred Stock
	Series A Cumulative		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders Equity
Balance, January 1, 2021	—	$—	2,000	$1	7,945,034	$795	$11,973,051	$(2,219,091)	$9,754,756
Shares granted to settle previously recorded liability	—	—	—	—	3,000	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 7)	—	—	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	—	—	17,135	2	1,155	—	1,157
Common stock issued for acquisition	—	—	—	—	1,375,000	137	7,122,363	—	7,122,500
Stock-based compensation	—	—	—	—	62,500	6	210,735	—	210,741
Net loss	—	—	—	—	—	—	—	(1,032,951)	(1,032,951)
Balance, March 31, 2021	—	$—	2,000	$1	9,402,669	$940	$19,193,599	$(3,252,042)	$15,942,498
Balance, January 1, 2022	552,000	$55	2,000	$1	12,775,674	$1,278	$42,877,622	$(10,213,196)	$32,665,760
Settlement of stock in connection with prior acquisition (Note 2)	—	—	—	—	(400,000)	(40)	40	—	—
Common stock issued in public offering (over-allotment), net of costs	—	—	—	—	400,000	40	1,091,960	—	1,092,000
Stock-based compensation	—	—	—	—	112,500	11	287,988	—	287,999
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	(362,250)	(362,250)
Net loss	—	—	—	—	—	—	—	(1,649,872)	(1,649,872)
Balance, March 31, 2022	552,000	$55	2,000	$1	12,888,174	$1,289	$44,257,610	$(12,225,318)	$32,033,637

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

	2022	2021
Cash flows from Operating Activities
Net Loss	$(1,649,872)	$(1,032,951)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	287,999	210,741
Bad debt expense (recovery)	48,151	(73,895)
Change in fair market value of warrant liability	(43,828)	311,400
Loss on change in fair market value of contingent consideration (Note 2)	240,000	—
Gain on settlement of contingent consideration (Note 2)	(1,700,000)	—
Loss on impairment of goodwill (Note 2)	1,138,203	—
Amortization of right-of-use asset	97,618	—
Depreciation and amortization	467,746	100,109
Amortization of debt discount	4,036	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	19,140	(335,766)
Costs and estimated earnings in excess of billings	(8,898)	—
Inventory	(1,624,368)	45,880
Vendor deposits	619,070	8,767
Prepaid expense and other current assets	(182,273)	(486,997)
Accounts payable and accrued expenses	468,667	(141,729)
Billings in excess of costs and earnings on uncompleted contracts	(121,665)	—
Deferred revenue	175,780	(178,732)
Operating lease payments	(94,299)	—
Total Adjustments	(208,921)	(540,222)
Net Cash Used in Operating Activities	(1,858,793)	(1,573,173)

Cash Flows From Investing Activities
Cash paid for patent costs	(672)	(14,435)
Purchase of machinery and equipment	(16,111)	—
Acquisitions, net of cash acquired (Note 2)	(10)	(760,293)
Note receivable, related party (Note 10)	—	(500,000)
Net Cash Used in Investing Activities	(16,793)	(1,274,728)

Cash Flows From Financing Activities
Payments on financing leases	(1,738)	(1,594)
Proceeds from warrant exercise	—	1,157
Dividends to preferred shareholders	(362,250)	—
Proceeds from equity raises, net	1,092,000	—
Net Cash Provided by (Used in) Financing Activities	728,012	(437)

Net Decrease in Cash, restricted cash, and equivalents	(1,147,574)	(2,848,338)
Cash, restricted cash, and cash equivalents beginning	8,768,156	11,757,930
Cash, restricted cash, and cash equivalents at ending	$7,620,582	$8,909,592

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,022	$573
Supplemental Non-Cash Items
Initial recognition of warrant liability	$—	$135,125
Reclassification from liability to be settled in stock to additional paid in capital	$—	$21,420
Fair market value of stock granted in connection with acquisitions	$—	$7,122,500

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Applied UV, Inc. (the “Parent”) was formed and incorporated in the State of Delaware for the intended purpose of holding the equity of SteriLumen, Inc. (“SteriLumen”), MunnWorks, LLC (“MunnWorks” and together with SteriLumen, the “Subsidiaries”) and other companies acquired or created by the Parent in the future. The Parent acquired the Subsidiaries pursuant to three share exchanges whereby the equity holders of the Subsidiaries exchanged all of their equity interests in the Subsidiaries for shares of voting stock of the Parent. As a result of the share exchanges, each Subsidiary became a wholly-owned subsidiary of the Parent. The Parent and each Subsidiary are collectively referred to herein as (the “Company”).

SteriLumen is engaged in the design, manufacture, assembly and distribution of (i) automated disinfecting mirror systems for use in hospitals and other healthcare facilities and (ii) air purification systems through its purchase of substantially all of the assets and certain liabilities of Akida Holdings, LLC, KES Science & Technology, and Scientific Air Management LLC, as described below. MunnWorks, LLC is engaged in the manufacture of fine mirrors and furniture specifically for the hospitality industry.

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

On October 13, 2021, the Company acquired all the assets and assumed certain liabilities of Scientific Air Management LLC, (“SciAir”). SciAir is a provider of whole-room, aerosol chamber and laboratory certified air disinfection machines. SciAir is a provider of whole-room, aerosol chamber and laboratory certified air disinfection machines that use a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. The units are well suited for larger spaces within a facility and are mobile with industrial grade casters allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic.

On March 25, 2022, the Company acquired the assets and assumed certain liabilities of VisionMark, LLC, (“Visionmark”). Visionmark is engaged in the business of manufacturing furniture using wood and metal components for the hospitality and retail industries. Visionmark will be included as a component of our hospitality segment.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., Munnworks, LLC and SteriLumen, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed of the Company for the annual period ended December 31, 2021. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of and for the year then ended.

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

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of March 31, 2022 and December 31, 2021, the Company had $714,447 and $1,076,664, respectively, in cash equivalents. The Company also maintains a restricted cash balance to satisfy its preferred shareholder redemption requirements (Refer to Note 7).

Accounts receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any. The Company had an allowance for doubtful accounts approximating $104,000 and $9,000 as of March 31, 2022 and December 31, 2021, respectively.

Inventory

Inventories, which consists of raw materials and finished goods is valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $146,000 and $140,000 as of March 31, 2022 and December 31, 2021, respectively.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended March 31, 2022 and December 31, 2021.

The Company utilizes the Black-Scholes valuation model to value the derivative warrants as stipulated in the agreement for the warrant holders to receive cash based on that value.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for loans payable approximate fair value because of the immediate or short-term maturity of the financial instruments. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share:

	As of March 31,
	2022	2021
Common stock options	833,314	446,314
Common stock warrants	192,419	192,419
Total	1,025,733	638,733

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC”), Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock options, to be recognized in the statements of operations based on their fair values over the requisite service period.

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

For projects, that are completed within the Company’s facilities, both in Mt. Vernon and Brooklyn NY, the company designs, manufactures and sells custom mirrors and furniture for the hospitality industry through contractual agreements. These sales require the company to deliver the products within three to nine months from commencement of order acceptance. The Company may be entitled to receive an advance payment, which is recognized as a contract liability and included in deferred revenue for the amount in excess of the revenue recognized. If work is performed in excess of amounts billed, the amount is recognized as a contract asset and included in costs and estimated earnings more than billings.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

Schedule of revenue:

	March 31,
	2022	2021
Recognized over time	$529,237	$1,869,078
Recognized at a point in time	2,826,853	443,537
	$3,356,090	$2,312,615

Deferred revenue was comprised of the following as of:

	March 31,	December 31,
	2022	2021
Recognized over time	$92,493	$94,867
Recognized at a point in time	872,063	693,909
	$ 964,556	$788,776

The Company recognized $429,118 of deferred revenue as of December 31, 2021 as revenue during the three months ended March 31, 2022.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the three months ended March 31, 2022 and 2021 was $197,995 and $28,176.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of March 31, 2022 and December 31, 2021, the vendor deposit balance was $372,972 and $992,041, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of March 31, 2022 and December 31, 2021, capitalized patent costs net of accumulated amortization was $1,668,789 and $1,693,124, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded $25,016 and $2,464, respectively, of amortization expense for these patents.

Recently adopted accounting standards:

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470 50), Compensation Stock Based Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. This ASU provides guidance which clarified an issuer’s accounting for modification or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The provisions of ASU No. 2021-04 are effective January 1, 2022. This ASU shall be applied on a prospective basis. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company does not expect this change in guidance to have a material impact to its financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the acquisition method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three months ended March 31, 2022 and 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash	$760,293
Fair market value of common stock issued (1,375,000 shares)	7,122,500
Total Purchase Price, Net of Cash Acquired	7,882,793

Assets Acquired:
Accounts receivable	233,241
Inventory	211,105
Prepaid expenses	285,490
Machinery and equipment	168,721
Customer relationships	539,000
Trade names	1,156,000
Technology and know how	3,468,000
Total Assets Acquired:	6,061,557

Liabilities Assumed:
Accounts payable	(415,341)
Deferred revenue	(491,702)
Total Liabilities Assumed	(907,043)
Net Assets Acquired	5,154,514
Excess Purchase Price “Goodwill”	$2,728,279
14

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The excess purchase price has been recorded as goodwill in the amount of approximately $2,728,279. The estimated useful life of the identifiable intangible assets (see note 5) is seven to ten years. The goodwill is amortizable for tax purposes.

On September 28, 2021, SteriLumen, Inc. completed an Asset Purchase Agreement with KES Science & Technology, Inc. (“KES”), a Georgia corporation.

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash	$4,299,900
Fair market value of common stock issued (300,000 shares)	1,959,001
Total Purchase Price, Net of Cash Acquired	6,258,901

Assets Acquired:
Accounts receivable	392,367
Inventory	602,746
Prepaid expenses	10,995
Machinery and equipment	36,146
Customer relationships	—
Trade names	914,000
Technology and know how	3,656,000
Total Assets Acquired:	5,612,254

Liabilities Assumed:
Accounts payable	(296,681)
Capital lease obligations	—
Total Liabilities Assumed	(296,681)
Net Assets Acquired	5,315,573
Excess Purchase Price “Goodwill”	$943,328

The excess purchase price has been recorded as goodwill in the amount of $943,328. The estimated useful life of the identifiable intangible assets is ten years (see note 5). The goodwill is amortizable for tax purposes.

On October 13, 2021, the Company entered into an asset purchase agreement by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”) and Old SAM Partners, LLC, a Florida limited liability company (the “Seller”), pursuant to which the Purchaser acquired substantially all of the assets of the Seller, including the assignment of an exclusive distribution agreement. On October 13, 2021 the Seller received, as consideration for the Acquisition (i) $9,500,000 in cash; and (ii) 200,000 shares of the Company’s common stock and (iii) 200,000 unvested shares of the Company’s common stock, which are subject to cancellation if the earnout is not met. On the date of acquisition, the fair market value of the 200,000 vested shares was $5.57 for a total value of $1,114,000. An additional liability was recorded for $886,000 as a result of the agreement calling for additional cash consideration to the extent the share price is below $10 on the free trading date, as defined in the agreement. On December 31, 2021, the share price of our common stock was $2.70 per share and a loss on contingent consideration of $574,000 was recorded in the consolidated statements of operations and increased the liability to $1,460,000.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash	$9,500,000
Fair market value of common stock issued	1,114,000
Contingent consideration based on stock price	886,000
Total Purchase Price, net of cash acquired	11,500,000

Assets Acquired:
Accounts receivable	129,845
Inventory	369,970
Machinery and equipment	1,982
Customer relationships	6,784,000
Patents	1,533,000
Technology and know how	1,217,000
Trade names	326,000
Total Assets Acquired:	10,361,797

Assets Acquired	10,361,797
Excess Purchase Price “Goodwill”	$1,138,203

The excess purchase price has been recorded as goodwill in the amount of approximately $1,138,203. The estimated useful life of the identifiable intangible assets (see note 5) is ten years. The goodwill is amortizable for tax purposes.

On March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 400,000 shares. During the three months ended March 31, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000 . The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 on the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2022.

On March 25, 2022, the Company entered into an asset purchase agreement by and among the Company, Munnworks, LLC., a New York Limited Liability Company and wholly-owned subsidiary of the Company (the “Purchaser”) and VisionMark LLC, a New York limited liability company (the “Seller”), pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for the assumption of obligations of buyer under the sublease and sublease guarantee.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:	$10
Cash paid at closing
Due to landlord	755,906
Total Purchase Price	755,916

Assets Acquired:
Accounts receivable, net	636,550
Inventory	176,583
Costs and estimated earnings in excess of billings	181,152
Machinery and equipment	1,100,000
Total Assets Acquired:	2,094,285

Liabilities Assumed:
Billings in excess of costs and earnings on uncompleted contracts	(1,388,838)
Total Liabilities Assumed	(1,388,838)
Net Assets Acquired	705,447
Excess Purchase Price “Goodwill”	$50,469

The excess purchase price has been recorded as goodwill in the amount of approximately $50,469. The goodwill is amortizable for tax purposes.

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 per month of past due lease payments for the next 36 months commencing on April 1, 2022. The Company recognized a liability equal to the present value of the amount due to landlord.

At March 31, 2022, the future maturity of the lease liability is as follows:

2022 (9 months)	$279,522
2023	372,684
2024	372,684
2025	93,174
Total	1,118,064
Less: Unamortized discount	(358,122)
Total amount due to landlord	759,942
Less: current portion of amount due to landlord net of discount	(189,862)
Total long-term portion of amount due to landlord	$570,080
17

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	March 31,	December 31,
	2022	2021
Raw materials	$3,046,993	$356,759
Finished goods	400,196	1,289,479
Inventory at cost	$3,447,189	$1,646,238

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	March 31,	December 31,
	2022	2021
Machinery and Equipment	$1,571,869	$254,685
Leasehold improvements	67,549	67,549
Furniture and Fixtures	203,255	54,041
	1,842,673	376,275
Less: Accumulated Depreciation	(555,713)	(179,664)
	$1,286,960	$196,611

Depreciation expense, including amortization of assets under Financing leases, for the three months ended March 31, 2022 and 2021 was $25,762 and $7,745, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021
Intangible assets subject to amortization
Customer Relationship	$7,323,000	$7,323,000
Trade Names	2,396,000	2,396,000
Patents	1,730,089	1,730,089
Technology and Know How	8,341,000	8,341,000
	19,790,089	19,790,089
Less: Accumulated Amortization	(1,254,837)	(813,533)
	$18,535,254	$18,976,556
18

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

During the three months ended March 31, 2022 and 2021, the Company recorded total amortization expense related to intangible assets of $441,984 and $89,900, respectively. The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets is as follows:

For the year ending December 31,
2022 (9 months)	$1,325,387
2023	1,767,181
2024	1,767,181
2025	1,767,181
2026	1,750,881
Thereafter	10,157,442
Total	$18,535,254

NOTE 6 – LOANS PAYABLE

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2021, the company has an outstanding balance of $157,500, and no payments have been made as of May 23, 2022.

Minimum obligations under this loan agreement are as follows:

For the year ending December 31,
2022	$97,500
2023	30,000
2024	30,000
Total	$157,500

NOTE 7 – STOCKHOLDERS’ EQUITY

Amendment of the Certificate of Designation

On June 17, 2021, the Company filed an amendment of the certificate of designation of Series A Preferred Stock. The Board of Directors, by unanimous written consent, duly adopted resolutions to amend the Series A Preferred Stock Certificate of Designations and changed the name from “Series A Preferred Stock” to “Series X Preferred Stock”. All dividend, liquidation preference, voting, conversion, and redemption rights, did not change from the originally filed Certificate of Designation of Series A Preferred Stock. There are 2,000 Series X Preferred Shares issued and outstanding as of March 31, 2022.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Dividends: Holders are entitled to receive, cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The company has classified $483,000 and $845,250 as restricted cash as of March 31, 2022 and December 31, 2021, respectively, as a reserve to pay the remaining required dividends for the first year.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

2020 Incentive Plan (Continued)

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 78,000 shares available for future grants under the plan. The Company also granted an additional 309,835 options outside of the plan during the three months ended March 31, 2021.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2021	136,750	$4.96	$2.27	9.95	$—
Options granted outside of the plan in connection with employment agreement for Chief Executive Officer	309,564	7.80	5.06	10
Options granted	293,000	7.82	5.82	10
Options forfeited	(95,000)	4.96	3.73		—
Options exercised	—	—	—		—
Balances, December 31, 2021	644,314	$7.11	$5.03	8.47	$—
Options granted outside of the plan	189,000	1.99	1.35	10	—
Options forfeited	—	—	—		—
Options exercised	—	—	—		—
Balances, March 31, 2022	833,314	$5.95	$4.30	9.25	$—
Vested and Exercisable	178,641	$6.84			$—

Share-based compensation expense for options totaling $222,062 and $20,516 was recognized for the three months ended March 31, 2022 and 2021, respectively, based on requisite service periods.

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

NOTE 7– STOCKHOLDERS’ EQUITY (CONTINUED)

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

As of March 31, 2022, there was $2,117,308 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.7 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2022 and 2021 are set forth in the table below.

Schedule of Share-based Payment Award, Stock Options, Valuation Assumptions
	2022	2021
Risk-free interest rate	1.26% to 2.39%	1.23%
Volatility	78.95% to 79.91%	75.54%
Expected life (years)	5.75-6.08	5.77
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Options	Weighted- Average Exercise Price
Balances, January 1, 2021	235,095	$5.89
Granted	—	—
Exercised	(42,676)	—
Balances, December 31, 2021	192,419	$5.84
Granted	—	—
Exercised	—	—
Balances, March 31, 2022	192,419	$5.84

At March 31, 2022
Vested and Exercisable	192,419	$5.84

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

The warrants issued in connection with the November 2020 offering contained a cash settlement feature which resulted in a warrant liability of $24,435 and $68,262 as of March 31, 2022 and December 31, 2021, respectively. In connection with the preparation of the consolidated financial statements for the three months ended March 31, 2021, the Company recognized an error relating to the recognition of the initial warrant liability in November of 2020. The error caused additional paid in capital to be overstated by approximately $135,000, warrant liability to be understated by approximately $110,000, and net loss to be overstated by approximately $25,000 as of and for the year ended December 31, 2020. The Company concluded the impact on the interim and year ended December 31, 2020 financial statements was immaterial and corrected the balances as of December 31, 2021. For the three months ended March 31, 2022 and 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of $43,828 and ($311,400), respectively. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 50.39%, (c) risk free rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on March 31, 2022: (a) exercise price of $6.5625, (b) volatility rate of 78.85%, (c) risk free rate of 1.01%, (d) term of 3.62 years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2021: (a) exercise price of $6.5625, (b) volatility rate of 77.34%, (c) risk free rate of 0.98%, (d) term of 3.86 years, and (e) dividend rate of 0%.

Preferred Stock Offering

On July 13, 2021, Applied UV, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Representative”) of the underwriters (“Underwriters”), related to the offering of 480,000 shares (the “Shares”) of the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock [non-convertible], par value $0.0001 per share (“Series A Preferred Stock”), at a public offering price of $25.00 per share, which excludes 72,000 shares of Series A Cumulative Perpetual Preferred Stock that may be purchased by the Underwriters pursuant to their overallotment option granted to the Underwriters under the terms of the Underwriting Agreement. The Shares were offered and sold by the Company pursuant to the terms of the Underwriting Agreement and registered pursuant to the Company’s registration statement on (i) Form S-1 (File No. 333-257197), as amended, which was filed with the SEC and declared effective by the Commission on July 12, 2021 and (ii) the Company’s registration statement on Form S-1MEF (File No. 333-257862), which was filed with the Commission on July 13, 2021 and declared effective upon filing. The closing of the offering for the Shares took place on July 16, 2021 and were approved for listing on Nasdaq under the trading symbol “AUVIP”. On July 29, 2021, in connection with its offering of its 10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, the Company closed the exercise of the underwriter’s overallotment option of 72,000 shares at $25.00 per share. Aggregate gross proceeds including the exercise of the underwriter’s overallotment option was $12,272,440 after deducting underwriting discounts and commissions and fees and other offering expenses.

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

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Offering (Continued)

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

The following table presents the restricted stock unit activity from January 1, 2021 through March 31, 2022:

	Number of Shares	Weighted- Average Fair Market Value
Unvested shares at January 1, 2021	187,555	$5.00
Granted and unvested	274,500	5.16
Vested	(163,176)	5.24
Forfeited/Cancelled	(6,379)	5.00
Unvested shares, December 31, 2021	292,500	$4.71
Granted and unvested	112,500	2.70
Vested	(65,000)	—
Forfeited/Cancelled	(200,000)	—
Unvested shares, March 31, 2022	140,000	$4.15
Vested as of March 31, 2022	270,704	$5.04

Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $65,938 and $190,225 of compensation expense within its statements of operations for the three months ended March 31, 2022 and 2021, respectively.

The unvested shares as of December 31, 2021 represent $362,813 in unrecognized stock based compensation which will be recognized over a weighted average period of 2.06 years.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 - LEASING ARRANGEMENTS

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

Rent expense for the three months ended March 31, 2022 and 2021 was $101,799 and $41,800, respectively.

Schedule maturities of operating lease liabilities outstanding as of March 31, 2022 are as follows:

2022	$381,384
2023	513,413
2024	470,532
2025	349,800
Thereafter...	174,900
Total lease payments	1,890,029
Less: Imputed Interest	(248,414)
Present value of future minimum lease payments	$1,641,615

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

NOTE 9 - PAYROLL PROTECTION PROGRAM

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

NOTE 10- NOTE RECEIVABLE- RELATED PARTY

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

NOTE 11 - SEGMENT REPORTING

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 11 - SEGMENT REPORTING (CONTINUED)

	Hospitality	Disinfectant	Corporate	Total
Balance sheet at March 31, 2022
Assets	$4,359,332	$26,943,971	$7,662,263	$38,965,566
Liabilities	$4,817,389	$1,867,040	$247,518	$6,931,929
Balance sheet at December 31, 2021
Assets	$2,158,789	$27,851,691	$8,515,512	$38,525,992
Liabilities	$2,481,186	$1,528,706	$1,850,341	$5,860,233

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the three months ended March 31, 2022:
Net Sales	$1,409,250	$1,946,840	$—	$3,356,090
Cost of Goods Sold	$1,158,644	$1,048,347	$—	$2,206,991
Research and development	$—	$59,314	$—	$59,314
Loss on impairment of goodwill	$—	$1,138,203	$—	$1,138,203
Selling, General and Administrative Expenses	$745,099	$1,807,496	$548,631	$3,101,226
Income Statement for the three months ended March 31, 2021:
Net Sales	$1,567,851	$744,764	$—	$2,312,615
Cost of Goods Sold	$1,071,324	$317,025	$—	$1,388,349
Research and development	$—	$43,645	$—	$43,645
Selling, General and Administrative expenses	$656,001	$840,761	$—	$1,601,517

NOTE 12 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three months ended March 31, 2022 and 2021 as though the company acquired Akida, KES, Visionmark, and SciAir (the “Acquired Companies”) on January 1, 2021 is set forth below.

	Three Months Ended March 31,
	2022	2021

Net Sales	$3,356,090	$6,011,646
Net Loss	$(1,649,872)	$(1,243,220)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	—
Net Loss attributable to common stockholders	(2,012,122)	(1,243,220)
Basic and Diluted Loss Per Common Share	$(0.16)	$(0.13)
Weighted Average Shares Outstanding - basic and diluted	12,928,174	9,926,644

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

SteriLumen’s connected platform for Data Driven Disinfection™ applies the power of ultraviolet light (UVC) to destroy pathogens safely, thoroughly, and automatically, addressing the challenge of healthcare-acquired infections (“HAIs”). Targeted for use in facilities that have high customer turnover such as hospitals, hotels, commercial facilities, and other public spaces, the Company’s Lumicide™ platform uses UVC LEDs in several patented designs for infection control in and around high-traffic areas, including sinks and restrooms, killing bacteria, viruses, and other pathogens residing on hard surfaces within the devices’ proximity. The Company’s patented in-drain disinfection device, Lumicide Drain, is the only product on the market that addresses this critical pathogen-intensive location.

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

SteriLumen’s Scientific Air product was developed initially for healthcare facilities and is helping hospitals across the country address the growing need for effective and safe airborne infection prevention. Utilizing Scientific Air systems, hospitals report significant reductions in viable airborne pathogens as well as significant declines in non-viable particulates including elimination of odor and VOC’s. Scientific Air products produce no harmful by-products, provide rapid, portable, whole-room disinfection via a patented 3-phase design, are safe and fast-acting in occupied spaces, and have been proven and tested in facilities with EPA and FDA guidance compliance.

According to Resource and Markets, the UV Disinfection market is expected to reach $9 billion by 2026 as technology continues to improve and the focus on stopping the spread of contagious diseases increases. The Center for Disease Control states that 1 in 25 patients have at least one Hospital Associated Infection (HAI) annually and that 3 million serious infections occur every year in long-term care facilities. Scientists globally have been advocating improving air quality post pandemic, significantly boosting global adoption to control airborne pathogen transmission. Governments globally mandating health agencies to address air quality via grants and mechanisms to ease visitation and protect facilities against future pathogens (Centers for Medicare and Medicaid Services – CMS) February 2022 Long-term Care Initiative.

Indoor air quality has become an even more important issue as world economies start the recovery process. In 2021, 39 scientists reiterated the need for a “paradigm shift” and called for improvements in, “how we view and address the transmission of respiratory infections to protect against unnecessary suffering and economic losses.”

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

SteriLumen’s product portfolio is used by globally recognized names including: Walmart, Whole Foods, SuperValue, Delmonte, Esmeralda, Joel Gott Wines, Opus One, Athena Healthcare, NYC Health and Hospitals, Kaiser Permanente, Advent Health, University Rochester Medical Center and Baptist Health South Florida. This past year, the SteriLumen product portfolio expanded its reach and deployed its air purification products into Boston Red Sox Fenway Park and Jet Blue Park, The Palace Versaille , Uruguayan School Systems, Tennessee Department of Corrections, Armed Forces Research Institute of Medical Sciences (AFRIMS), US Army Aberdeen Proving Grounds and Schools throughout South Korea.

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

MunnWorks is a manufacturer of custom designed fine mirrors and furniture specifically for the hospitality industry with one manufacturing facility in Mount Vernon, New York and, with the acquisition of the assets of VisionMark, another manufacturing facility in Brooklyn, New York. Our goal is to contribute to the creation of what our design industry clients seek: manufacturing better framed mirrors and furniture on budget and on time. As part of our long-term strategy, the Company has instituted multi-site production for high-value items, complicated designs and finishes. Our headquarters in Mount Vernon, NY serves as the center for multi-country manufacturing. The Company works with a satellite network of artisans and craftsmen, including gilders, carvers, and old-world finishers.

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

On March 25, 2022, the Company acquired the assets and assumed certain liabilities of VisionMark, LLC, (“Visionmark”). Visionmark is engaged in the business of manufacturing furniture using wood and metal components for the hospitality and retail industries.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended				Three Months Ended
	March 31, 2022				March 31, 2021
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$1,409,250	$1,946,840	$—	$3,356,090	$1,567,851	$744,764	$—	$2,312,615
Cost of Goods Sold	1,158,644	1,048,347	—	2,206,991	1,071,324	317,025	—	1,388,349
Gross Profit	250,606	898,493	—	1,149,099	496,527	427,739	—	924,266
Research and development	—	59,314	—	59,314	—	43,645	—	43,645
Stock based compensation	86,011	22,286	179,702	287,999	20,516	190,225	—	210,741
Loss on impairment of goodwill	—	1,138,203	—	1,138,203	—
Selling, General and Administrative	659,087	1,785,210	368,930	2,813,227	635,485	755,291	—	1,390,776
Total Operating expenses	745,098	3,005,013	548,632	4,298,743	656,001	989,161	—	1,645,162
Operating Loss	(494,492)	(2,106,520)	(548,632)	(3,149,644)	(159,474)	(561,422)	—	(720,896)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	43,828	43,828	—	—	(311,400)	(311,400)
Loss on change in contingent consideration	—	(240,000)	—	(240,000)	—	—	—	—
Gain on settlement of Contingent Consideration	—	1,700,000	—	1,700,000	—	—	—	—
Other income (Expense)	(4,102)	—	46	(4,066)	—	(655)	—	(655)
Total Other (Expense) Income	(4,102)	1,460,000	43,874	1,499,762	—	(655)	(311,400)	(312,055)
Loss Before Provision for Income Taxes	(498,594)	(646,520)	(504,758)	(1,649,882)	(159,474)	(562,077)	(311,400)	(1,032,951)
Provision from Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(498,594)	$(646,520)	$(504,758)	$(1,649,882)	$(159,474)	$(562,077)	$(311,400)	$(1,032,951)

Non-GAAP Financial Measures Adjusted EBITDA

Operating Loss	$(494,492)	(2,106,520)	(548,632)	(3,149,644)	(159,474)	(561,422)	—	(720,896)
Depreciation and Amortization	7,975	459,771	—	467,746	7,745	92,364	—	100,109
Loss on impairment of goodwill	—	1,138,203	—	1,138,203	—	—	—	—
Stock based compensation	86,011	22,286	179,702	287,999	20,516	190,225	—	210,741
Adjusted EBITDA	(400,506)	(486,260)	(368,930)	(1,255,696)	(131,213)	(278,833)	—	(410,046)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill. Adjusted EBITDA was a loss of ($1,255,695) for the three months ended March 31, 2022, which was an increase of ($845,649) as compared to the three ended March 31, 2021. By segment, Hospitality decreased ($269,293), Disinfection decreased ($207,427) and Corporate decreased ($368,929).

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors and furniture specifically for the Hospitality industry (hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 11 – Segment Reporting.

Net Sales

Net sales of $3,356,090 represented an increase of $1,043,475, or 45.1% for the three months ended March 31, 2022 as compared to net sales of $2,312,615 for the three months ended March 31, 2021. This increase was primarily attributable to the Disinfection segment, which increased $1,202,076, largely as a result of the strategic acquisitions of KES and Scientific Air in Q3 and Q4 of 2021, respectively. The Hospitality segment decreased ($158,601) primarily due to supply chain disruptions, with multiple order fulfilments delayed into Q2 of 2022.

Gross Profit

Gross profit increased $224,833, or 24.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven primarily by volume growth from the Disinfection segment. However, gross profit as a percentage of sales decreased (5.7%) from 39.9% in Q1 of 2021 to 34.2% in Q1 of 2022, driven primarily by customer mix in the Disinfection segment and by lower sales, an increase in factory overhead absorption, and higher logistical costs in the Hospitality segment. As the Company continues to integrate their strategic acquisitions, the focus will be on realizing cost synergies from the consolidation and streamlining of the manufacturing and distribution operations.

Operating Expenses

Selling, General, and Administrative – S,G&A costs for the three months ended March 31, 2022, increased to $2,813,226 as compared to $1,390,776 for the three months ended March 31, 2021. This increase of $1.4 million was driven primarily by the expansion of the Disinfection segment with the additional acquisitions of KES and SciAir. Payroll costs increased $0.3 million year over year as headcount increased from 31 at March 31, 2021 to 89 at March 31, 2022. Consulting, accounting, and legal costs increased $0.3 million, and amortization expense, mostly related to the intangible assets associated with the acquisitions, increased $0.3 million. Additional increases were due to advertising and marketing $0.2 million, and bad debt expense of $0.1 million. We anticipate efficiency gains in the coming year as we fully integrate our acquisitions and leverage synergies where practical.

Loss on Impairment of Goodwill - The Company determined that a triggering event had occurred as a result of a settlement agreement with Scientific Air (“Old SAM Partners”) - see explanation of Other Income/Expense below. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2022.

Other Income/Expense

The Company recorded income on the change in fair value of warrant liability in the amount of $43,828 for the three months ended March 31, 2022, as compared to a loss of ($311,400) on the change in fair value for the three months ended March 31, 2021.

On March 31, 2022, there was a dispute between the Company and Scientific Air (“Old SAM Partners”) regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where Old Sam Partners agreed to relinquish such Partner’s right, title, and interest in the previously issued 400,000 shares that were part of the original asset acquisition transaction. As a result of the settlement, the company recorded a gain on settlement of $1,700,000 during the three months ended March 31, 2022.

Net Loss

The Company recorded a net loss of $1,649,872 for the three months ended March 31, 2022, compared to a net loss of $1,032,951 for the three months ended March 31, 2021. The increase of $616,920 in the net loss was mainly due to the increase is S,G&A costs incurred in support of the expansion of the Disinfection segment.

Liquidity and Capital Resources

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Cash Used in Operating Activities	$(1,858,794)	$(1,573,173)
Net Cash Used in Investing Activities	(16,793)	(1,274,728)
Net Cash Provided by (Used In) Financing Activities	728,012	(437)
Net in cash and cash equivalents	(1,147,575)	(2,848,338)
Cash and equivalents at beginning of year	8,768,156	11,757,930
Cash and equivalents at end of year	7,620,581	8,909,592

In the three months ended March 31, 2022, net cash used in operating activities was ($1,858,794), as compared to ($1,573,173) in the three months ended March 31, 2021. This increase in net cash used was due mainly to the increase in net loss to ($1,649,872) for the three months ended March 31, 2022, as compared to a net loss of ($1,032,951) for the three months ended March 31, 2021.

In the three months ended March 31 31, 2022, net cash used in investing activities decreased to ($16,793) as compared to ($1,274,728) in the three months ended March 31, 2021, primarily due to net cash paid for the acquisition of Akida on February 8, 2021 ($760,293), and a loan made to a related party on February 17, 2021 ($500,000) (see Note 10).

In the three months ended March 31, 2022, cash provided by financing activities was $728,012, as compared to cash used in financing activities of ($437) in the three months ended March 31, 2021, primarily due to the full exercise of the common stock offering over-allotment, which was $1.092,000 net, offset by dividends to preferred shareholders of ($362,250).

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2022	2023-2025	2026-2027	Thereafter
Financing lease obligations	$5,933	5,933	—	—	—
Operating lease obligations (1)	1,890,029	381,384	1,333,745	174,900	—
Notes payable (2)	157,500	97,500	60,000	—	—
Assumed lease liability (3)	1,118,064	279,522	838,542
Total	3,171,526	764,339	2,232,287	174,900	—

(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000. On July 1, 2021, the Company obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from Jul 1, 2024 through July 1, 2026. On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with a monthly rate of $14,729 for this first 12 months, $15,171 from months 13-24, and $15,626 from months 25-36.
(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended March 31, 2022.

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

APPLIED UV, INC.
(Registrant)

Date: May 23, 2022	By:	/s/ John Andrews
John Andrews
Chief Executive Officer

Date: May 23, 2022	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

