Form 10-K/A
period 2021-12-31
Applied UV, Inc.
filed 2022-07-12
CIK 1811109

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

Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021: $40,444,697.

At April 7, 2022, the registrant had 12,888,174 shares of common stock, par value $0.0001 per share, outstanding.

1

EXPLANATORY NOTE

This amendment is being filed to revise the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 appearing on the cover page of the registrants Annual Report on Form 10-K for the period ended December 31, 2021. No other portion of the Form 10-K is being amended and this amendment does not reflect any events occurring after the filing of the Form 10-K.

2

PART IVItem 15. Exhibits, Financial Statement Schedules.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2022	APPLIED UV, INC.

	By:	/s/ John F. Andrews
John F. Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John F. Andrews	Chief Executive Officer and Director	July 12, 2022
John F. Andrews	(principal executive officer)

/s/Max Munn	President and Director	July 12, 2022
Max Munn

/s/Michael Riccio	Chief Financial Officer	July 12, 2022
Michael Riccio	(principal financial and accounting officer)

/s/Monica Woo	Director	July 12, 2022
Monica Woo

/s/Eugene Burleson	Director	July 12, 2022
Eugene Burleson

/s/Joseph Luhukay	Director	July 12, 2022
Joseph Luhukay

/s/Dr. Dallas C. Hack	Director	July 12, 2022
Dr. Dallas C. Hack

4