Form 10-Q
period 2022-06-30
Applied UV, Inc.
filed 2022-08-15
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the Company has 12,817,189 shares outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$3,122,761	$7,922,906
Restricted cash	120,750	845,250
Accounts receivable, net of allowance for doubtful accounts	1,970,542	986,253
Costs and estimated earnings in excess of billings	443,572	—
Inventory, net	4,677,894	1,646,238
Vendor deposits	497,154	992,042
Prepaid expense and other current assets	482,310	419,710
Total Current Assets	11,314,983	12,812,399

Property and equipment, net of accumulated depreciation	1,228,127	196,611
Goodwill	3,722,077	4,809,811
Other intangible assets, net of accumulated amortization	18,093,270	18,976,556
Right of use asset	2,648,441	1,730,615
Total Assets	$37,006,898	$38,525,992

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,410,980	$1,642,108
Contingent consideration	—	1,460,000
Billings in excess of costs and earnings on uncompleted contracts	772,363	—
Deferred revenue	1,476,270	788,776
Due to landlord (Note 2)	201,640	—
Warrant liability	56,546	68,263
Financing lease obligations	4,178	7,671
Operating lease liability	1,528,886	389,486
Note Payable	97,500	97,500
Total Current Liabilities	6,548,363	4,453,804
Long-term Liabilities
Due to landlord-less current portion (Note 2)	514,740	—
Note payable- less current portion	60,000	60,000
Operating lease liability-less current portion	1,138,298	1,346,428
Total Long-Term Liabilities	1,713,038	1,406,428
Total Liabilities	8,261,401	5,860,232

Stockholders' Equity
Preferred stock, Series A Cumulative Perpetual, $0.0001 par value, 19,990,000 shares authorized, 552,000 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	55	55
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 2,000 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	1	1
Common stock $.0001 par value, 150,000,000 shares authorized; 12,930,674 shares issued and 12,817,189 shares outstanding as of June 30, 2022, and 12,775,674 shares issued and outstanding as of December 31, 2021	1,294	1,278
Treasury stock at cost, 113,485 shares as of June 30, 2022 and 0 shares as of December 31, 2021	(149,686)	—
Additional paid-in capital	44,370,056	42,877,622
Accumulated deficit	(15,476,223)	(10,213,196)
Total Stockholders' Equity	28,745,497	32,665,760
Total Liabilities and Stockholders' Equity	$37,006,898	$38,525,992

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$5,907,646	$1,884,320	$9,263,736	$4,196,935
Cost of Goods Sold	4,603,854	1,351,091	6,810,845	2,739,440
Gross Profit	1,303,792	533,229	2,452,891	1,457,495

Operating Expenses
Research and development	82,049	9,763	141,363	53,408
Selling. general and administrative expenses	4,031,215	2,698,482	7,132,441	4,299,999
Loss on impairment of goodwill	—	—	1,138,203	—
Total Operating Expenses	4,113,264	2,708,245	8,412,007	4,353,407

Operating Loss	(2,809,472)	(2,175,016)	(5,959,116)	(2,895,912)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	(32,111)	10,948	11,717	(300,452)
Interest expense	(49,020)	—	(53,076)	—
Loss on change in Fair Market Value of Contingent Consideration	—	—	(240,000)	—
Gain on Settlement of Contingent Consideration (Note 2)	—	—	1,700,000	—
Other Income	1,948	25,837	1,948	25,182
Total Other Income (Expense)	(79,183)	36,785	1,420,589	(275,270)

Loss Before Provision for Income Taxes	(2,888,655)	(2,138,231)	(4,538,527)	(3,171,182)
Provision from Income Taxes	—	—	—	—
Net Loss	$(2,888,655)	$(2,138,231)	$(4,538,527)	$(3,171,182)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	—	(724,500)	—
Net Loss attributable to common stockholders	(3,250,905)	(2,138,231)	(5,263,027)	(3,171,182)
Basic and Diluted Loss Per Common Share	$(0.26)	$(0.23)	$(0.41)	$(0.35)
Weighted Average Shares Outstanding - basic and diluted	12,665,385	9,407,367	12,799,783	9,102,677

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended June 30, 2022   and 2021

	Preferred Stock Series A Cumulative		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Pain-In Capital	Retained Earnings	Total Stockholders Equity
Balance, January 1, 2021	—	$—	2,000	$1	7,945,034	$795	—	$—	$11,973,051	$(2,219,091)	$9,754,756
Shares granted to settle previously recorded liability	—	—	—	—	3,000	—	—	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 7)	—	—	—	—	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	—	—	17,135	2	—	—	1,155	—	1,157
Common stock issued for acquisition	—	—	—	—	1,375,000	137	—	—	7,122,363	—	7,122,500
Stock-based compensation	—	—	—	—	62,500	6	—	—	210,735	—	210,741
Net loss	—	—	—	—	—	—	—	—	—	(1,032,951)	(1,032,951)
Balance, March 31, 2021	—	—	2,000	1	9,402,669	940	—	—	19,193,599	(3,252,042)	15,942,498
Exercise of warrants	—	—	—	—	717	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,000	2	—	—	465,598	—	465,600
Net loss	—	—	—	—	—	—	—	—	—	(2,138,232)	(2,138,232)
Balance, June 30, 2021	—	$—	2,000	$1	9,415,386	$942	—	$—	$19,659,197	$(5,390,274)	$14,269,866
Balance, January 1, 2022	552,000	55	2,000	1	12,775,674	1,278	—	—	42,877,622	(10,213,196)	32,665,760
Settlement of stock in connection with prior acquisition (note 2)	—	—	—	—	(400,000)	(40)	—	—	40	—	—
Common stock issued in public offering (over-allotment), net of costs	—	—	—	—	400,000	40	—	—	1,091,960	—	1,092,000
Stock-based compensation	—	—	—	—	112,500	11	—	—	287,988	—	287,999
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net loss	—	—	—	—	—	—	—	—	—	(1,649,872)	(1,649,872)
Balance, March 31, 2022	552,000	55	2,000	1	12,888,174	1,289	—	—	44,257,610	(12,225,318)	32,033,637
Cancellation of restricted shares	—	—	—	—	(52,500)	(5)	—	—	5	—	—
Stock-based compensation	—	—	—	—	95,000	10	—	—	112,441	—	112,451
Treasury shares repurchased	—	—	—	—	—	—	113,485	(149,686)	—	—	(149,686)
Net Loss	—	—	—	—	—	—	—	—	—	(2,888,655)	(2,888,655)
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Balance, June 30, 2022	552,000	$55	2,000	$1	12,930,674	$1,294	113,485	$(149,686)	$44,370,056	$(15,476,223)	$28,745,497

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

	2022	2021
Cash flows from Operating Activities
Net Loss	$(4,538,527)	$(3,171,182)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	400,450	676,341
Bad debt expense (recovery)	55,226	(70,004)
Change in fair market value of warrant liability	(11,717)	300,452
Gain on settlement of loan payable	—	(20,000)
Loss on change in fair market value of contingent consideration (Note 2)	240,000	—
Gain on settlement of contingent consideration	(1,700,000)	—
Loss on impairment of goodwill	1,138,203	—
Amortization of right-of-use asset	462,832	—
Depreciation and amortization	978,495	312,319
Amortization of debt discount	53,646	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(402,965)	151,574
Cost and estimated earnings excess of billings	(262,420)	—
Inventory	(2,855,073)	(224,721)
Vendor deposits	494,888	(1,148,564)
Prepaid expenses and other current assets	(62,600)	201,537
Income taxes payable	—	(173,716)
Accounts payable and accrued expenses	768,872	(644,665)
Billings in excess of costs and earnings on uncompleted contracts	(616,475)	—
Deferred revenue	687,494	412,086
Due to landlord	(93,172)	—
Operating lease payments	(449,388)	—
Total Adjustments	(1,173,704)	(227,361)
Net Cash Used in Operating Activities	(5,712,231)	(3,398,543)

Cash Flows From Investing Activities
Cash paid for patent costs	(682)	(14,435)
Purchase of machinery and equipment	(26,043)	—
Acquisitions, net of cash acquired (Note 2)	(10)	(760,293)
Note receivable, related party	—	(500,000)
Net Cash Used in Investing Activities	(26,735)	(1,274,728)

Cash Flows From Financing Activities
Payments on financing leases	(3,493)	(3,258)
Proceeds from warrant exercise	—	1,157
Shares repurchased	(149,686)	—
Dividends to preferred shareholders	(724,500)	—
Settlement of loan payable	—	(65,000)
Proceeds from equity raises, net	1,092,000	—
Net Cash Provided by (Used in) Financing Activities	214,321	(67,101)

Net Decrease in Cash and equivalents	(5,524,645)	(4,740,372)
Cash, restricted cash, and cash equivalents beginning	8,768,156	11,757,930
Cash, restricted cash, and cash equivalents ending	$3,243,511	$7,017,558

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$4,102	$1,022
Income taxes	$—	$185,105
Supplemental Non-Cash Items
Initial recognition of warrant liability	$—	$135,125
Reclassification from liability to be settled in stock to additional paid in capital	$—	$21,420
Recognition of right of use asset-operating lease	$1,380,658	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Applied UV, Inc. (the "Parent") was formed and incorporated in the State of Delaware for the intended purpose of holding the equity of SteriLumen, Inc. (“SteriLumen”) and MunnWorks, LLC (“MunnWorks”), together “the Subsidiaries”, and other companies acquired or created by the Parent in the future. The Parent acquired the Subsidiaries pursuant to share exchanges whereby the equity holders of the Subsidiaries exchanged all of their equity interests in the Subsidiaries for shares of voting stock of the Parent. As a result of the share exchanges, each Subsidiary became a wholly-owned subsidiary of the Parent. The Parent and each Subsidiary are collectively referred to herein as (the "Company").

SteriLumen is engaged in the design, manufacture, assembly and distribution of (i) automated disinfecting mirror systems for use in hospitals and other healthcare facilities and (ii) air purification systems through its purchase of substantially all of the assets and certain liabilities of Akida Holdings, LLC, KES Science & Technology, and Scientific Air Management LLC, as described below. MunnWorks, LLC is engaged in the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries.

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). At the time of this acquisition, Akida owned the Airocide™ system of air purification technologies, originally developed for NASA, with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst (“PCO”) to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products, with applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings and retail sectors. The Airocide™ system has been used by brands and organizations such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. Akida contracted KES Science & Technology, Inc. (“KES”) to manufacture, warehouse and distribute the Airocide™ system and Akida’s contractual relationship with KES was assigned to and assumed by the Company as part of the acquisition.

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

On March 25, 2022, the Company acquired the assets and assumed certain liabilities of VisionMark, LLC, ("Visionmark"). Visionmark is engaged in the business of manufacturing customized furniture using wood and metal components for the hospitality and retail industries.
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

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of June 30, 2022 and December 31, 2021, the Company had $352,820 and $1,076,664, respectively, in cash equivalents. The Company also maintains a restricted cash balance to satisfy its preferred shareholder redemption requirements (Refer to Note 7).

Accounts receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any. The Company had an allowance for doubtful accounts approximating $18,000 and $9,000 as of June 30, 2022 and December 31, 2021, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $146,000 and $140,000 as of June 30, 2022 and December 31, 2021, respectively.

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

Schedule of estimated useful lives
Machinery and equipment	5 to 7 years
Leasehold improvements	Lesser of term of lease or useful life
Furniture and fixtures	5 to 7 years

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended June 30, 2022 and December 31, 2021.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share
	As of June 30,
	2022	2021
Common stock options	819,278	579,314
Common stock warrants	192,419	192,419
Total	1,011,697	771,733

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

MunnWorks projects, including those from the VisionMark acquisition, are completed within the Company’s facilities. For these projects, the company designs, manufactures and sells custom mirrors and furniture for the hospitality and retail industries through contractual agreements. These sales require the company to deliver the products within three to nine months from commencement of order acceptance. Deferred revenue represents amounts billed in excess of revenues recognized. Revenues recognized in excess of amounts billed typically does not occur as the Company will not perform any work in excess of the amount the company bills to its customers. If work is performed in excess of amounts billed, the Company will record an unbilled receivable.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

The company applied the five-step model to the sales of Akida’s and KES’s Airocide™ and misting system products, and SciAir’s whole-room aerosol chamber and laboratory certified air disinfection machines. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide™ air sterilization units, misting systems, and whole-room aerosol chamber and laboratory certified disinfection machines to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation (delivery of Airocide™, KES, and SciAir products), as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. As a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes revenues at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier.

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

Schedule of revenue:

Schedule of revenue
	June 30,
	2022	2021
Recognized over time	$2,883,912	$331,600
Recognized at a point in time	3,023,734	1,552,720
	$5,907,646	$1,884,320

Revenue recognized over time and revenue recognized at a point in time for the six months ended:

Schedule of revenue:

	June 30,
	2022	2021
Recognized over time	$3,413,149	$775,137
Recognized at a point in time	5,850,587	3,421,798
	$9,263,736	$4,196,935

Deferred revenue was comprised of the following as of:

	June 30,	December 31,
	2022	2021
Recognized over time	$707,343	$94,867
Recognized at a point in time	768,927	693,909
	$1,476,270	$788,776

The Company recognized $309,477 of deferred revenue as of December 31, 2021 as revenue during the three months ended June 30, 2022. The Company recognized $738,595 of deferred revenue as of December 31, 2021 as revenue during the six months ended June 30, 2022.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the three months ended June 30, 2022 and 2021 was $348,377 and $281,258. Advertising expense for the six months ended June 30, 2022 and 2021 was $546,372 and $309,434.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of June 30, 2022 and December 31, 2021, the vendor deposit balance was $497,154 and $992,042, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of June 30, 2022 and December 31, 2021, capitalized patent costs net of accumulated amortization was $1,643,774 and $1,693,124, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded $25,016 and $2,463, respectively, of amortization expense for these patents. For the six months ended June 30, 2022 and 2021, the Company recorded $50,032 and $4,927, respectively, of amortization expense for these patents.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently adopted accounting standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for its acquisitions as business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three and six months ended June 30, 2022 and 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized, the intellectual property acquired, and a trained technical workforce.

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

Akida Holdings LLC

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

KES Science & Technology, Inc.

On September 28, 2021, SteriLumen, Inc. completed an Asset Purchase Agreement with KES Science & Technology, Inc. (“KES”), a Georgia corporation.

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash	$4,299,900
Fair market value of common stock issued (300,000 shares)	1,959,001
Total Purchase Price, Net of Cash Acquired	6,258,901

Assets Acquired:
Accounts receivable	392,367
Inventory	602,746
Prepaid expenses	10,995
Machinery and equipment	36,146

Trade names	914,000
Technology and know how	3,656,000
Total Assets Acquired:	5,612,254

Liabilities Assumed:
Accounts payable	(296,681)

Total Liabilities Assumed	(296,681)
Net Assets Acquired	5,315,573
Excess Purchase Price "Goodwill"	$943,328

The excess purchase price has been recorded as goodwill in the amount of $943,328. The estimated useful life of the identifiable intangible assets is ten years (see note 5). The goodwill is amortizable for tax purposes.

Old SAM Partners (Scientific Air)

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

On March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 400,000 shares. During the three months ended March 31, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000 .The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 on the Unaudited Condensed Consolidated Statements of Operations during the six months ended June 30, 2022. There was no impairment of goodwill recorded during the six months ended June 30, 2022.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows.

Purchase Price:
Cash paid at closing	$10
Due to landlord	755,906
Total Purchase Price, net of cash acquired	755,916

Assets Acquired:
Accounts receivable, net	636,550
Inventory	176,583
Contract asset	181,152
Machinery and equipment	1,100,000
Total Assets Acquired:	2,094,285

Liabilities Assumed:
Contract liability	(1,388,838)
Total Liabilities Assumed	(1,388,838)
Net Assets Acquired	705,447
Excess Purchase Price "Goodwill"	$50,469

The excess purchase price has been recorded as goodwill in the amount of approximately $50,469. The goodwill is amortizable for tax purposes.

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of past due lease payments per month for the next 36 months commencing on April 1, 2022. The Company recognized a discount and related liability equal to the present value of the past due lease liability, and amortizes the difference between such present value and the liability through interest expense using the effective interest rate method over the repayment period.

At June 30, 2022, the future maturities of past due lease payments are as follows:

Schedule of future maturity of the lease liability
For Years Ended December 31,
2022 (6 months)	$186,348
2023	372,684
2024	372,684
2025	93,174
Total	1,024,890
Less: Unamortized discount	(308,510)
Total amount due to landlord	716,380
Less: current portion of amount due to landlord, net of discount	(201,640)
Total long-term portion of amount due to landlord	$514,740
19

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – INVENTORY

Inventory consists of the following as of:

Schedule of Inventory
	June 30,	December 31,
	2022	2021
Raw materials	$1,140,770	$356,759
Work-in-Process	690,449	—
Finished goods	2,992,853	1,429,479
Inventory at cost	$4,824,072	$1,786,238
Less: Reserve	(146,178)	(140,000)
Inventory	$4,677,894	$1,646,238

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

Schedule of property and equipment
	June 30,	December 31,
	2022	2021
Machinery and Equipment	$1,231,514	$254,685
Leasehold improvements	67,549	67,549
Furniture and Fixtures	203,255	54,041
	1,502,318	376,275
Less: Accumulated Depreciation	(274,191)	(179,664)
	$1,228,127	$196,611

Depreciation expense, including amortization of assets under Financing leases, for the three months ended June 30, 2022 and 2021 was $68,765 and $74,896, respectively.

Depreciation expense, including amortization of assets under Financing leases, for the six months ended June 30, 2022 and 2021 was $94,527 and $82,642, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2022 and December 31, 2021 consist of the following:

Schedule of Intangible Assets
	June 30,	December 31,
	2022	2021
Intangible assets subject to amortization
Customer Relationship	$7,323,000	$7,323,000
Trade Names	2,396,000	2,396,000
Patents	1,730,771	1,730,089
Technology and Know How	8,341,000	8,341,000
	19,790,771	19,790,089
Less: Accumulated Amortization	(1,697,501)	(813,533)
	$18,093,270	$18,976,556

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

During the three months ended June 30, 2022 and 2021, the Company recorded total amortization expense related to intangible assets of $441,985 and $134,850, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded total amortization expense related to intangible assets of $883,969 and $224,750, respectively.

The useful lives of tradenames range from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets is as follows:

Future amortization of intangible assets
For the year ending December 31,
2022 (6 months)	$881,613
2023	1,767,181
2024	1,767,181
2025	1,767,181
2026	1,750,881
Thereafter	10,159,233
Total	$18,093,270

NOTE 6 – LOANS PAYABLE

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of June 30, 2022, the company has an outstanding balance of $157,500, and no payments have been made as of August 15, 2022.

Minimum obligations under this loan agreement are as follows:

Schedule of minimum obligations under loan agreement
For the year ending December 31,
2022	$97,500
2023	30,000
2024	30,000
Total	$157,500

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS' EQUITY

Amendment of the Certificate of Designation

On June 17, 2021, the Company filed an amendment of the certificate of designation of Series A Preferred Stock. The Board of Directors, by unanimous written consent, duly adopted resolutions to amend the Series A Preferred Stock Certificate of Designations and changed the name from “Series A Preferred Stock” to “Series X Super Voting Preferred Stock”. All dividend, liquidation preference, voting, conversion, and redemption rights, did not change from the originally filed Certificate of Designation of Series A Preferred Stock. There are 2,000 Series X Super Voting Preferred Shares issued and outstanding as of June 30, 2022. On July 11, 2022, the Board of Directors approved the reissuance of 8,000 shares of the Company’s Series X Super Voting Preferred Shares, which represent the remainder of the designated but unissued shares of Super Voting Preferred Stock.

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. As of June 30, 2022, the Company has a total 113,485 of treasury shares, all of which were purchased during the 3 months ended June 30, 2022.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2021, the Company had 10,000 preferred shares designated as Series X Preferred Stock and 19,990,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). There are 552,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022. Upon certain events, the Company may, subject to certain conditions, at the Company’s option, redeem the Series A Preferred Stock. See below for a further description of the Series A Preferred Stock:

Dividends: Holders are entitled to receive, cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The company has classified $120,750 and $845,250 as restricted cash as of June 30, 2022 and December 31, 2021, respectively, as a reserve to pay the remaining required dividends for the first year.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

2020 Incentive Plan

On March 31, 2020, the Company adopted the Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) with 600,000 shares of common stock available for issuance under the terms of the Plan. On May 17, 2022, the shareholders of the Company approved an amendment to the Plan, increasing the shares available for issuance to 2,500,000. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units and Other Awards. The objectives of the Plan are to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals and that link the personal interests of Participants to those of the Company’s stockholders. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants who make or are expected to make significant contributions to the Company’s success and to allow Participants to share in the success of the Company. From time to time, the Company may issue Incentive Awards pursuant to the Plan. Each of the awards will be evidenced by and issued under a written agreement.

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 1,680,722 shares available for future grants under the plan.

A summary of the Company’s option activity and related information follows:

Schedule of the Company's option activity
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2021	136,750	$4.96	$2.27	9.95	$—
Options granted	602,564	7.81	5.43	10	—
Options forfeited	(95,000)	4.96	3.73		—
Options exercised	—	—	—		—
Balances, December 31, 2021	644,314	$7.11	$5.03	8.47	$—
Options granted	444,000	1.60	1.10	10	—
Options forfeited	(269,036)	7.28	4.72		—
Options exercised	—	—	—		—
Balances, June 30, 2022	819,278	$4.07	$2.94	9.33	$—
Vested and Exercisable	220,989	$6.78			$—

Share-based compensation expense for options totaling $108,178 and $176,374 was recognized for the three months ended June 30, 2022 and 2021, respectively, based on requisite service periods.

Share-based compensation expense for options totaling $330,240 and $196,890 was recognized for the six months ended June 30, 2022 and 2021, respectively, based on requisite service periods.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

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

As of June 30, 2022 there was $1,163,293   of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.6 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2022 and 2021 are set forth in the table below.

Schedule of Share-based Payment Award, Stock Options, Valuation Assumptions
	2022	2021
Risk-free interest rate	1.26% to 2.82%	1.23% to 1.54%
Volatility	78.95% to 81.22%	75.04% to 85%
Expected life (years)	5.75-6.08	6.08-10
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of the Company's warrant activity
	Number of Shares	Weighted- Average Exercise Price
Balances, January 1, 2021	235,095	$5.89
Granted	—	—
Exercised	(42,676)	—
Balances, December 31, 2021	192,419	$5.84
Granted	—	—
Exercised	—	—
Balances, June 30, 2022	192,419	$5.84

At June 30, 2022
Vested and Exercisable	192,419	$5.84
24

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7– STOCKHOLDERS' EQUITY (continued)

For the three months ended June 30, 2022 and 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of ($32,111) and $10,948, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of $11,717 and ($300,452), respectively. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 50.39%, (c) risk free rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on June 30, 2022: (a) exercise price of $6.5625, (b) volatility rate of 85.32%, (c) risk free rate of 3.09%, (d) term of 3.37 years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2021: (a) exercise price of $6.5625, (b) volatility rate of 77.34%, (c) risk free rate of 0.98%, (d) term of 3.86 years, and (e) dividend rate of 0%.

Preferred Stock Offering

On July 13, 2021, Applied UV, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Representative”) of the underwriters (“Underwriters”), related to the offering of 480,000 shares (the “Shares”) of the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock [non-convertible], par value $0.0001 per share (“Series A Preferred Stock”), at a public offering price of $25.00 per share, which excludes 72,000 shares of Series A Cumulative Perpetual Preferred Stock that may be purchased by the Underwriters pursuant to their overallotment option granted to the Underwriters under the terms of the Underwriting Agreement. The Shares were offered and sold by the Company pursuant to the terms of the Underwriting Agreement and registered pursuant to the Company’s registration statement on (i) Form S-1 (File No. 333-257197), as amended, which was filed with the SEC and declared effective by the Commission on July 12, 2021 and (ii) the Company’s registration statement on Form S-1  (File No. 333-257862), which was filed with the Commission on July 13, 2021 and declared effective upon filing. The closing of the offering for the Shares took place on July 16, 2021 and were approved for listing on Nasdaq under the trading symbol “AUVIP”. On July 29, 2021, in connection with its offering of its 10.5% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, the Company closed the exercise of the underwriter’s overallotment option of 72,000 shares at $25.00 per share. Aggregate gross proceeds including the exercise of the underwriter’s overallotment option was $12,272,440 after deducting underwriting discounts and commissions and fees and other offering expenses.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS' EQUITY (continued)

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

The following table presents the restricted stock unit activity from January 1, 2021 through June 30, 2022

Schedule of Unvested Restricted Stock Units Activity
	Number of Shares	Weighted- Average Fair Market Value
Unvested shares at January 1, 2021	187,555	$5.00
Granted and unvested	274,500	5.16
Vested	(163,176)	5.24
Forfeited/Cancelled	(6,379)	5.00
Unvested shares, December 31, 2021	292,500	$4.71
Granted and unvested	207,500	2.10
Vested	(76,667)	—
Forfeited/Cancelled	(252,500)	—
Unvested shares, June 30, 2022	170,833	$2.11

Vested as of June 30, 2022	282,371	$5.01

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $4,271 and $289,225 of compensation expense within its statements of operations for the three months ended June 30, 2022 and 2021, respectively.

In connection with the grant of restricted shares, the Company recognized $70,209 and $479,451 of compensation expense within its statements of operations for the six months ended June 30, 2022 and 2021, respectively.

The unvested shares as of June 30, 2022 represent $312,313 in unrecognized stock based compensation which will be recognized over a weighted average period of 2.53 years.

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

On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for office and production space for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with monthly payments ranging from approximately $14,700 to $15,600 per month.

On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space that commenced on April 1, 2022 and will expire on June 1, 2023, with monthly payments ranging from approximately $94,500 to $97,400 per month.

Rent expense for the three months ended June 30, 2022 and 2021 was $427,222 and $43,400, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $529,021 and $46,800, respectively.

Schedule maturities of operating lease liabilities outstanding as of June 30, 2022 are as follows:

Schedule of maturities of operating lease liabilities
Years Ended December 31,
2022 (6 months)	$838,888
2023	1,097,603
2024	470,532
2025	349,800
Thereafter...	174,900
Total lease payments	2,931,723
Less: Imputed Interest	(264,539)
Present value of future minimum lease payments	$2,667,184

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

NOTE 11 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (disinfectant segment) and the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (hospitality segment). The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, segment selling, general and administrative expenses, research and development costs and stock-based compensation. It does not include other charges (income), net and interest and other, net.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 11 - SEGMENT REPORTING (continued)
Schedule of segment reporting
	Hospitality	Disinfectant	Corporate	Total
Balance sheet at June 30, 2022
Assets	$7,302,345	$26,979,356	$2,725,197	$37,006,898
Liabilities	$6,158,065	$1,721,894	$381,442	$8,261,401
Balance sheet at December 31, 2021
Assets	$2,158,789	$27,851,691	$8,515,512	$38,525,992
Liabilities	$2,481,186	$1,528,706	$1,850,341	$5,860,233

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the three months ended June 30, 2022:
Net Sales	$4,169,112	$1,738,534	$—	$5,907,646
Cost of Goods Sold	$3,695,267	$908,587	$—	$4,603,854
Research and development	$—	$82,049	$—	$82,049
Selling, General and Administrative expenses	$1,225,609	$2,070,874	$734,732	$4,031,215

Income Statement for the three months ended June 30, 2021:
Net Sales	$964,618	$919,702	$—	$1,884,320
Cost of Goods Sold	$746,451	$604,640	$—	$1,351,091
Research and development	$—	$9,763	$—	$9,763
Selling, General and Administrative expenses	$907,359	$1,791,123	$—	$2,698,482

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the six months ended June 30, 2022:
Net Sales	$5,578,362	$3,685,374	$—	$9,263,736
Cost of Goods Sold	$4,853,911	$1,956,934	$—	$6,810,845
Research and development	$—	$141,363	$—	$141,363
Selling, General and Administrative expenses	$1,970,708	$3,878,370	$1,283,363	$7,132,441
Loss on impairment of goodwill	$—	$1,138,203	$—	$1,138,203

Income Statement for the six months ended June 30, 2021:
Net Sales	$2,532,469	$1,664,466	$—	$4,196,935
Cost of Goods Sold	$1,817,775	$921,665	$—	$2,739,440
Research and development	$—	$53,408	$—	$53,408
Selling, General and Administrative expenses	$1,563,360	$2,736,639	$—	$4,299,999
29

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three and six months ended June 30, 2022 and 2021 as though the company acquired Akida, KES, Visionmark, and SciAir (the “Acquired Companies”) on January 1, 2021 is set forth below.

Business Acquisition, Pro Forma Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$5,907,646	$4,244,035	$9,263,736	$10,255,681
Net Loss	$(2,888,655)	$(2,309,018)	$(4,538,527)	$(3,552,238)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	—	(724,500)	—
Net Loss attributable to common stockholders	(3,250,905)	2,309,018	(5,263,027)	(3,552,238)
Basic and Diluted Loss Per Common Share	$(0.26)	$(0.24)	$(0.41)	$(0.36)
Weighted Average Shares Outstanding - basic and diluted	12,665,385	9,726,644	12,799,783	9,747,104

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2022, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register and aggregate $50,000,000 of securities which may be issued in the form of common stock, preferred stock, warrants, debt securities, rights or units.  Such securities will be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that will be prepared and filed at the time of any offering.  Also, included in the registration statement was a second prospectus which provides for the issuance of $9,000,000 of the Company’s common stock in at-the-market transactions pursuant to an equity distribution agreement dated July 1, 2022 between the Company and Maxim Group  LLC, as sales agent.  The shelf registration statement will expire on July 12, 2025.

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

Overview

Applied UV is focused on the development and acquisition of technology that addresses infection control in the healthcare, hospitality, government, food and beverage, education, cannabis, entertainment and consumer markets. The Company has two wholly owned subsidiaries - SteriLumen, Inc. (“SteriLumen”) and MunnWorks, LLC (“MunnWorks”).

SteriLumen’s connected platform for Data Driven Disinfection™ applies the power of ultraviolet light (UVC) to destroy pathogens safely, thoroughly, and automatically, addressing the challenge of healthcare-acquired infections ("HAIs"). Targeted for use in facilities that have high customer turnover such as hospitals, hotels, commercial facilities, and other public spaces, the Company’s Lumicide™ platform uses UVC LEDs in several patented designs for infection control in and around high-traffic areas, including sinks and restrooms, killing bacteria, viruses, and other pathogens residing on hard surfaces within the devices’ proximity. The Company’s patented in-drain disinfection device, Lumicide™ Drain, is the only product on the market that addresses this critical pathogen-intensive location.

SteriLumen’s Airocide™ air purification devices are research backed, clinically proven and developed for NASA with assistance from the University of Wisconsin. Airocide™ is listed as an FDA Class II Medical device, utilizes a proprietary photocatalytic (PCO) bioconversion technology that draws air into a reaction chamber that converts damaging molds, microorganisms, dangerous airborne pathogens, destructive VOCs, allergens, odors and biological gasses into harmless water vapor and green carbon dioxide without producing ozone or other harmful byproducts. Airocide™ applications include healthcare, hospitality, food preservation, wineries, dairy, commercial real estate, education, dental offices, post-harvest, grocery, food processing, transportation, correctional facilities, cannabis, and consumer.

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

SteriLumen’s product portfolio is one of the only research-backed, clinically proven pure-play air and surface disinfection technology companies with international distribution and globally recognized end users, with product developed for NASA. In addition to the numerous recognized research institutions and globally recognized names who published the reports that were completed by the acquired companies, Airocide™ was independently proven to kill SARS, MRSA and Anthrax, in addition to removing damaging molds, microorganisms, destructive VOC’s, allergens, odors, and biological gases. Also, SteriLumen’s air purification (Airocide™) and surface disinfection Lumicide™) were independently tested and proven to kill both Candida Auris (Resinnova Laboratories) and SARS CoV-2 (COVID-19) (MRIGlobal).

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

The Company works with a global base of distributors to sell both SteriLumen air purification and disinfection products and the MunnWorks product lines. The past year, the Company has signed distribution agreements covering Africa (360BioPharma), US Healthcare (Axis), Lootah Batta Water and Environment Sign Exclusive Distribution Agreement for Airocide™ Air Purification Systems for the United Arab Emirates, and Plandent a wholly owned subsidiary of Planmeca Oy (Scandinavia). SteriLumen plans to continue to expand its global distribution base of significant breadth and scale to introduce the entire SteriLumen’s air purification product lines to new markets, including building management, commercial real estate, retail, healthcare, cannabis and environmental health and safety, leveraging the networks of the recent acquisitions described above.

MunnWorks is a manufacturer of custom designed fine mirrors and furniture specifically for the hospitality industry with one manufacturing facility in Mount Vernon, New York and, with the acquisition of the assets of VisionMark, another manufacturing facility in Brooklyn, New York. Our goal is to contribute to the creation of what our design industry clients seek: manufacturing better framed mirrors and customized furniture on budget and on time. As part of our long-term strategy, the Company has instituted multi-site production for high-value items, complicated designs and finishes. Our headquarters in Mount Vernon, NY serves as the center for multi-country manufacturing. The Company works with a satellite network of artisans and craftsmen, including gilders, carvers, and old-world finishers.

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

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC, which owned a line of air purification technologies (“Scientific Air’). Scientific Air is a provider of whole-room, aerosol chamber and laboratory certified air disinfection machines that use a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. The units are well suited for larger spaces within a facility and are mobile with industrial grade casters allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic.

On March 25, 2022, the Company acquired the assets and assumed certain liabilities of VisionMark, LLC, ("Visionmark"). Visionmark is engaged in the business of manufacturing custom furniture using wood and metal components for the hospitality and retail industries. This acquisition is synergistic with our legacy MunnWorks operations, and allows for further market expansion and business diversification, as well as improvement in cost and onshore manufacturing efficiencies.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$4,169,112	$1,738,534	$—	$5,907,646	$964,618	$919,702	$—	$1,884,320
Cost of Goods Sold	3,695,267	908,587	—	4,603,854	746,451	604,640	—	1,351,091
Gross Profit	473,845	829,947	—	1,303,792	218,167	315,062	—	533,229
Research and development	—	82,049	—	82,049	—	9,763	—	9,763
Loss on impairment of goodwill	—	—	—	—	—	—	—	—
Selling, General and Administrative	1,225,609	2,070,874	734,732	4,031,215	907,359	1,791,123	—	2,698,482
Total Operating expenses	1,225,609	2,152,923	734,732	4,113,264	907,359	1,800,886	—	2,708,245
Operating Loss	(751,764)	(1,322,976)	(734,732)	(2,809,472)	(689,192)	(1,485,824)	—	(2,175,016)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	(32,111)	(32,111)	—	—	10,948	10,948
Loss on change in contingent consideration	—	—	—	—	—	—	—	—
Gain on settlement of contingent consideration	—	—	—	—	—	—	—	—
Other income (expense)	(47,072)	—	—	(47,072)	—	25,837	—	25,837
Total Other Income (Expense)	(47,072)	—	(32,111)	(79,183)	—	25,837	10,948	36,785
Loss Before Provision for Income Taxes	(798,836)	(1,322,976)	(766,843)	(2,888,655)	(689,192)	(1,459,987)	10,948	(2,138,231)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(798,836)	$(1,322,976)	$(766,843)	$(2,888,655)	$(689,192)	$(1,459,987)	$10,948	$(2,138,231)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(751,764)	$(1,322,976)	$(734,732)	$(2,809,472)	$(689,192)	$(1,485,824)	$—	$(2,175,016)
Depreciation and Amortization	55,173	455,576	—	510,749	15,490	204,465	—	219,955
Loss on impairment of goodwill	—	—	—	—	—	—	—	—
Stock based compensation	30,149	37,800	44,502	112,451	237,144	228,456	—	465,600
Adjusted EBITDA	$(666,442)	$(829,600)	$(690,230)	$(2,186,272)	$(436,558)	$(1,052,903)	$—	$(1,489,461)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill. Adjusted EBITDA was a loss of ($2,186,272) for the three months ended June 30, 2022, which was an increase of ($696,811) as compared to the three months ended June 30, 2021. Adjusted EBITDA loss by segment: Hospitality increased ($229,884), Disinfection decreased $223,303 and Corporate increased ($690,230).

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 11 – Segment Reporting.

Net Sales

Net sales of $5,907,646 for the three months ended June 30, 2022 as compared to net sales of $1,884,320 for the three months ended June 30, 2021 represented an increase of $4,023,326, or 213.5%. This increase was attributable to both the Disinfection segment, which increased $818,832, largely as a result of the strategic acquisitions of KES and Scientific Air in Q3 and Q4 of 2021, respectively, and the Hospitality segment, which increased $3,204,494, primarily as a result of the fulfilment of orders that were delayed from Q1 plus the addition of the orders fulfilled from the VisionMark acquisition.

Gross Profit

Gross profit increased $770,563 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by volume growth from both the Disinfection segment and the Hospitality segment. However, gross profit as a percentage of sales decreased (6.2%) from 28.3% in Q1 of 2021 to 22.1% in Q1 of 2022, driven primarily by the initial costs required to complete projects in process and to integrate and absorb the VisionMark operations. As the Company continues to integrate our strategic acquisitions, the focus will be on realizing cost synergies from the consolidation and streamlining of the manufacturing and distribution operations.

Operating Expenses

Selling, General, and Administrative – S,G&A costs for the three months ended June 30, 2022, increased to $4,031,215 as compared to $2,698,482 for the three months ended June 30, 2021. This increase of $1,332,733 was driven primarily by the expansion of the Disinfection segment with the additional acquisitions of KES and SciAir; the expansion of the Hospitality segment with the addition of the VisionMark acquisition; and Corporate segment expenses due to increased consulting, legal, accounting, and infrastructure costs related to the initial integration of the operations of our strategic acquisitions. The Company incurred one-time costs of approximately $739,000 related primarily to the integration of VisionMark operations and the establishment of strategic marketing programs. We anticipate efficiency gains in the coming year as we fully integrate our acquisitions and leverage synergies where practical.

Net Loss

The Company recorded a net loss of $2,888,655 for the three months ended June 30, 2022, compared to a net loss of $2,138,231 for the three months ended June 30, 2021. The increase of $750,424 in the net loss was mainly due to the increase is S, G&A costs incurred in support of the business acquisitions and expansion of the both the Disinfection and Hospitality segments.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$5,578,362	$3,685,374	$—	$9,263,736	$2,532,469	$1,664,466	$—	$4,196,935
Cost of Goods Sold	4,853,911	1,956,934	—	6,810,845	1,817,775	921,665	—	2,739,440
Gross Profit	724,451	1,728,440	—	2,452,891	714,694	742,801	—	1,457,495
Research and development	—	141,363	—	141,363	—	53,408	—	53,408
Stock based compensation	116,160	60,086	224,204	400,450	343,130	333,211	—	676,341
Loss on impairment of goodwill	—	1,138,203	—	1,138,203	—	—	—	—
Selling, General and Administrative	1,854,548	3,818,284	1,059,159	6,731,991	1,220,230	2,403,428	—	3,623,658
Total Operating expenses	1,970,708	5,157,936	1,283,363	8,412,007	1,563,360	2,790,047	—	4,353,407
Operating Loss	(1,246,257)	(3,429,496)	(1,283,363)	(5,959,116)	(848,666)	(2,047,246)	—	(2,895,912)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	11,717	11,717	—	—	(300,452)	(300,452)
Loss on change in contingent consideration	—	(240,000)	—	(240,000)	—	—	—	—
Gain on settlement of contingent consideration	—	1,700,000	—	1,700,000	—	—	—	—
Other income (expense)	(51,128)	—	—	(51,128)	—	25,182	—	25,182
Total Other Income (Expense)	(51,128)	1,460,000	11,717	1,420,589	—	25,182	(300,452)	(275,270)
Loss Before Provision for Income Taxes	(1,297,385)	(1,969,496)	(1,271,646)	(4,538,527)	(848,666)	(2,022,064)	(300,452)	(3,171,182)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(1,297,385)	$(1,969,496)	$(1,271,646)	$(4,538,527)	$(848,666)	$(2,022,064)	$(300,452)	$(3,171,182)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(1,246,257)	$(3,429,496)	$(1,283,363)	$(5,959,116)	$(848,666)	$(2,047,246)	$—	$(2,895,912)
Depreciation and Amortization	63,148	915,347	—	978,495	23,235	289,084	—	312,319
Loss on impairment of goodwill	—	1,138,203	—	1,138,203	—	—	—	—
Stock based compensation	116,160	60,086	224,204	400,450	343,130	333,211	—	676,341
Adjusted EBITDA	$(1,066,949)	$(1,315,860)	$(1,059,159)	$(3,441,968)	$(482,301)	$(1,424,951)	$—	$(1,907,252)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill. Adjusted EBITDA was a loss of ($3,441,968) for the six months ended June 30, 2022, which was an increase of ($1,534,716) as compared to the six ended June 30, 2021. Adjusted EBITDA loss by segment: Hospitality increased ($584,648), Disinfection decreased $109,091, and Corporate increased ($1,059,159).

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 11 – Segment Reporting.

Net Sales

Net sales of $9,263,736 for the six months ended June 30, 2022 as compared to net sales of $4,196,935 for the six months ended June 30, 2021 represented an increase of $5,066,801, or 120.7%. This increase was attributable to both the Disinfection segment, which increased $2,020,908, largely as a result of the strategic acquisitions of KES and Scientific Air in Q3 and Q4 of 2021, respectively, and the Hospitality segment, which increased $3,045,893, primarily due to orders that were delayed from Q1 and fulfilled in Q2, and from the fulfillment of orders related to the VisionMark acquisition.

Gross Profit

Gross profit increased $995,396 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by volume growth from both the Disinfection and Hospitality segments. However, gross profit as a percentage of sales decreased (8.2%) from   34.7% for the six months ended June 30, 2021 to 26.5% for the six months ended June 30, 2022, driven primarily by the initial costs necessary to integrate and absorb the VisionMark operations. As the Company continues to integrate our strategic acquisitions, the focus will be on realizing cost synergies from the consolidation and streamlining of the manufacturing and distribution operations.

Operating Expenses

Selling, General, and Administrative – S,G&A costs for the six months ended June 30, 2022, increased to $7,132,441 as compared to $4,299,999 for the six months ended June 30, 2021. This increase of $2,832,442 was driven primarily by the expansion of both the Disinfection segment, with the additional acquisitions of KES and SciAir, and the Hospitality segment, with the addition of the VisionMark acquisition, and Corporate segment expenses due to increased consulting, legal, accounting, and infrastructure costs related to the initial integration of the operations of our strategic acquisitions. We anticipate efficiency gains in the coming year as we fully integrate our acquisitions and leverage synergies where practical.

Loss on Impairment of Goodwill - The Company determined that a triggering event had occurred as a result of a settlement agreement with Scientific Air (“Old SAM Partners”) - see explanation of Other Income/Expense below. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2022.

Other Income/Expense

On March 31, 2022, there was a dispute between the Company and Scientific Air (“Old SAM Partners”) regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where Old Sam Partners agreed to relinquish such Partner’s right, title, and interest in the previously issued 400,000 shares that were part of the original asset acquisition transaction. The Company recorded a loss on change in fair market value of contingent consideration of $240,000, and as a result of the settlement, the company recorded a gain on settlement of $1,700,000 during the six months ended June 30, 2022.

Net Loss

The Company recorded a net loss of $4,538,527 for the six months ended June 30, 2022, compared to a net loss of $3,171,182 for the six months ended June 30, 2021. The increase of $1,367,345 in the net loss was mainly due to the increase is S,G&A costs incurred in support of the business acquisitions and expansion of both the Disinfection and Hospitality segments.

Liquidity and Capital Resources

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net Cash Used in Operating Activities	$(5,712,231)	$(3,398,543)
Net Cash Used in Investing Activities	(26,735)	(1,274,728)
Net Cash Provided by (Used In) Financing Activities	214,321	(67,101)
Net decrease in cash and cash equivalents	(5,524,645)	(4,740,372)
Cash and equivalents at beginning of period	8,768,156	11,757,930
Cash and equivalents at end of period	3,243,511	7,017,558

In the six months ended June 30, 2022, net cash used in operating activities was ($5,712,231), as compared to ($3,398,543) in the six months ended June 30, 2021. The increase in net cash used was due mainly to the increase in net loss to ($4,538,527) for the six months ended June 30, 2022, as compared to a net loss of ($3,171,182) for the six months ended June 30, 2021.  Working capital was largely impacted by an increase in inventory for the six months ended June 30,2022 as the Company prepares to launch targeted marketing initiatives   in the 2nd half of 2022 and has secured parts in advance of production to mitigate supply chain disruptions.

In the six months ended June 30, 2022, net cash used in investing activities decreased to ($26,735) as compared to ($1,274,728) in the six months ended June 30, 2021, primarily due to net cash paid for the acquisition of Akida on February 8, 2021 ($760,293), and a loan made to a related party on February 17, 2021 ($500,000) (see Note 10).

In the six months ended June 30, 2022, cash provided by financing activities was $214,321, as compared to cash used in financing activities of (67,101) in the six months ended June 30, 2021, primarily due to the full exercise of the common stock offering over-allotment, which was $1.092,000 net, offset by dividends to preferred shareholders of ($724,500).

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy. On July 1, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register and aggregate $50,000,000 of securities which may be issued in the form of common stock, preferred stock, warrants, debt securities, rights or units.  Such securities will be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that will be prepared and filed at the time of any offering.  Also, included in the registration statement was a second prospectus which provides for the issuance of $9,000,000 of the Company’s common stock in at-the-market transactions pursuant to an equity distribution agreement dated July 1, 2022 between the Company and Maxim Group  LLC, as sales agent. The shelf registration statement will expire on July 12, 2025.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2022	2023-2025	2026-2027	Thereafter
Financing lease obligations	$4,178	$4,178	$—	$—	$—
Operating lease obligations (1)	1,598,343	89,698	1,333,745	174,900	—
Notes payable (2)	157,500	97,500	60,000	—	—
Assumed lease liability (3)	1,024,890	186,348	838,542	—	—
Total	$2,785,911	$377,724	$2,232,287	$174,900	$—

(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000. On July 1, 2021, the Company obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from Jul 1, 2024 through July 1, 2026. On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with a monthly rate of $14,729 for this first 12 months, $15,171 from months 13-24, and $15,626 from months 25-36.
(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and six months ended June 30, 2022.

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

Changes in Internal Control Over Financial Feporting

There have been no changes in internal controls over financial reporting since December 31, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company is a smaller reporting company and therefore not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
1.1	Equity Distribution Agreement, dated July 1, 2022 between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-266015).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.5	Certificate of Amendment of Certificate of Incorporation filed on June 17, 2020 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.6	Certificate of Amendment of Certificate of Incorporation filed on June 23, 2020 (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.7	Certificate of Amendment of Certificate of Incorporation filed July 14, 2020 (incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.8	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock, filed on June 17, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on July 19, 2021).
3.9	Certificate of Designation, Preferences and Rights of 10.5% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257197) filed with the SEC as of June 25, 2021).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on October 7, 2021
3.11	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed on December 8, 2021
10.1	Warrant, dated April 1, 2020 issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.2	The Registrant’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.3	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Agreement, dated April 20, 2020 between Icahn School of Medicine at Mount Sinai and SteriLumen, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.6	Employment Offer to Michael Riccio (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC as of April 20, 2021).
10.7	Employment Agreement, dated June 30, 2020 between the Registrant and Max Munn (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated April 11, 2022 between the Registrant and John F. Andrews (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2022)
10.9	Sublease, dated as of March 29, 2022 between VisionMark, LLC, Munn Works, LLC and Randolph Associates and Randolph Associates (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2022).
10.10	Guaranty of Sublease dated as of March 29, 2022 made by Applied UV, Inc. in favor of VisionMark, LLC (incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2022).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: August 15, 2022	By:	/s/ John Andrews
John Andrews
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

