Form 10-Q/A
period 2022-06-30
Applied UV, Inc.
filed 2022-08-22
CIK 1811109

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

Not applicable

 (Former name, former address and former fiscal year, if changed since the last report)

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

Yes ☐  No ☒

As of August 15, 2022, the Company has 12,817,189 shares outstanding.

1

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A (the “10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as originally filed with the Securities and Exchange Commission on August 15, 2022 (the “Original Form 10-Q”).

The purpose of the 10-Q/A is to revise and replace the section headed “Management, Discussion and Analysis--Contractual Obligations and Other Commitments” in Item 2 of Part I to the Original Form 10-Q. No additional changes, revisions, or updates have been made to the Original Form 10-Q in the 10-Q/A. The 10-Q/A speaks as of the filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

2

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2022	2023-2025	2026-2027	Thereafter
Financing lease obligations	$4,178	$4,178	$—	$—	$—
Operating lease obligations (1)	2,931,723	838,889	1,917,934	174,900	—
Notes payable (2)	157,500	97,500	60,000	—	—
Assumed lease liability (3)	1,024,890	186,348	838,542	—	—
Total	$4,118,291	$1,126,915	$2,816,476	$174,900	$—
(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000. On July 1, 2021, the Company obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from July 1, 2024 through July 1, 2026. On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for office and production space for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with monthly payments ranging from approximately $14,700 to $15,600 per month. On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space that commenced on April 1, 2022 and will expire on June 1, 2023, with monthly payments ranging from approximately $94,500 to $97,400 per month.
(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.

3

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED UV, INC.
(Registrant)

Date: August 22, 2022	By:	/s/ John Andrews
John Andrews
Chief Executive Officer

Date: August 22, 2022	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

5