Form 10-Q
period 2022-09-30
Applied UV, Inc.
filed 2022-11-14
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, 2022, the Company has 12,817,189 shares outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$1,056,233	$7,922,906
Restricted cash	—	845,250
Accounts receivable, net of allowance for doubtful accounts	1,631,432	986,253
Costs and estimated earnings in excess of billings	416,021	—
Inventory, net	4,435,594	1,646,238
Vendor deposits	294,484	992,042
Prepaid expense and other current assets	900,340	419,710
Total Current Assets	8,734,104	12,812,399
Property and equipment, net of accumulated depreciation	1,183,791	196,611
Goodwill	3,722,077	4,809,811
Other intangible assets, net of accumulated amortization	17,651,286	18,976,556
Right of use asset	2,276,384	1,730,615
Total Assets	$33,567,642	$38,525,992

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,224,405	$1,642,108
Contingent consideration	—	1,460,000
Billings in excess of costs and earnings on uncompleted contracts	134,342	—
Deferred revenue	1,940,272	788,776
Due to landlord (Note 2)	214,766	—
Warrant liability	21,742	68,263
Financing lease obligations	2,402	7,671
Operating lease liability	1,265,505	389,486
Note payable	277,103	—
Loan payable	97,500	97,500
Total Current Liabilities	6,178,037	4,453,804
Long-term Liabilities
Due to landlord-less current portion (Note 2)	456,062	—
Loan payable- less current portion	60,000	60,000
Operating lease liability-less current portion	1,031,239	1,346,428
Total Long-Term Liabilities	1,547,301	1,406,428
Total Liabilities	7,725,338	5,860,232

Stockholders' Equity
Preferred stock, Series A Cumulative Perpetual, $0.0001 par value, 19,990,000 shares authorized, 552,000 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	55	55
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of September 30, 2022, and 2,000 shares issued and outstanding as of December 31, 2021	1	1
Common stock $.0001 par value, 150,000,000 shares authorized; 12,930,674 shares issued and 12,817,189 outstanding as of September 30, 2022, and 12,775,674 shares issued and outstanding as of December 31, 2021	1,294	1,278
Treasury stock at cost, 113,485 shares as of September 30, 2022, and 0 shares as of December 31, 2021, respectively	(149,686)	—
Additional paid-in capital	44,529,586	42,877,622
Accumulated deficit	(18,538,946)	(10,213,196)
Total Stockholders' Equity	25,842,304	32,665,760
Total Liabilities and Stockholders' Equity	$33,567,642	$38,525,992

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$5,875,611	$3,551,564	$15,139,347	$7,748,499
Cost of Goods Sold	5,036,997	2,500,163	11,847,842	5,231,155
Gross Profit	838,614	1,051,401	3,291,505	2,517,344

Operating Expenses
Research and development	93,522	—	234,885	53,408
Selling general and administrative expenses	3,505,097	2,683,025	10,637,538	6,991,472
Loss on impairment of goodwill	—	—	1,138,203	—
Total Operating Expenses	3,598,619	2,683,025	12,010,626	7,044,880
Operating Loss	(2,760,005)	(1,631,624)	(8,719,121)	(4,527,536)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	34,804	151,570	46,521	(148,882)
Interest expense	(43,037)	—	(96,113)	—
Loss on change in Fair Market Value of Contingent Consideration	—	—	(240,000)	—
Gain on Settlement of Contingent Consideration (Note 2)	—	—	1,700,000	—
Other Income	67,765	1,068	69,713	26,250
Forgiveness of paycheck protection program loan	—	296,827	—	296,827
Total Other Income (Expense)	59,532	449,465	1,480,121	174,195
Loss Before Provision for Income Taxes	(2,700,473)	(1,182,159)	(7,239,000)	(4,353,341)
Benefit from Income Taxes	—	(101,354)	—	(101,354)
Net Loss	$(2,700,473)	$(1,080,805)	$(7,239,000)	$(4,251,987)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	(241,500)	(1,086,750)	(241,500)
Net Loss attributable to common stockholders	(3,062,723)	(1,322,305)	(8,325,750)	(4,493,487)

Basic and Diluted Loss Per Common Share	$(0.24)	$(0.14)	$(0.65)	$(0.48)
Weighted Average Shares Outstanding - basic and diluted	12,656,093	9,421,908	12,751,360	9,282,675

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2022  and 2021

	Preferred Stock Series A Cumulative		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders Equity
Balance, January 1, 2021	—	$—	2,000	$1	7,945,034	$795	—	$—	$11,973,051	$(2,219,091)	$9,754,756
Shares granted to settle previously recorded liability	—	—	—	—	3,000	—	—	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 7)	—	—	—	—	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	—	—	17,135	2	—	—	1,155	—	1,157
Common stock issued for acquisition	—	—	—	—	1,375,000	137	—	—	7,122,363	—	7,122,500
Stock-based compensation	—	—	—	—	62,500	6	—	—	210,735	—	210,741
Net loss	—	—	—	—	—	—	—	—	—	(1,032,951)	(1,032,951)
Balance, March 31, 2021	—	—	2,000	1	9,402,669	940	—	—	19,193,599	(3,252,042)	15,942,498
Exercise of warrants	—	—	—	—	717	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,000	2	—	—	465,598	—	465,600
Net loss	—	—	—	—	—	—	—	—	—	(2,138,232)	(2,138,232)
Balance, June 30, 2021	—	—	2,000	1	9,415,386	942	—	—	19,659,197	(5,390,274)	14,269,866
Preferred stock issued in public offering, net of costs	552,000	55	—	—	—	—	—	—	12,272,385	—	12,272,440
Common stock issued for acquisition	—	—	—	—	300,000	30	—	—	1,958,970	—	1,959,000
Stock-based compensation	—	—	—	—	—	—	—	—	426,268	—	426,268
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	—	—	(241,500)	(241,500)
Net loss	—	—	—	—	—	—	—	—	—	(1,080,804)	(1,080,804)
Balance, September 30, 2021	552,000	$55	2,000	$1	9,715,386	$972	—	$—	$34,316,820	$(6,712,578)	$27,605,270

Balance, January 1, 2022	552,000	55	2,000	1	12,775,674	1,278	—	—	42,877,622	(10,213,196)	32,665,760
Settlement of stock in connection with prior acquisition (note 2)	—	—	—	—	(400,000)	(40)	—	—	40	—	—
Common stock issued in public offering (over-allotment), net of costs	—	—	—	—	400,000	40	—	—	1,091,960	—	1,092,000
Stock-based compensation	—	—	—	—	112,500	11	—	—	287,988	—	287,999
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net loss	—	—	—	—	—	—	—	—	—	(1,649,872)	(1,649,872)
Balance, March 31, 2022	552,000	55	2,000	1	12,888,174	1,289	—	—	44,257,610	(12,225,318)	32,033,637
Cancellation of restricted shares	—	—	—	—	(52,500)	(5)	—	—	5	—	—
Stock-based compensation	—	—	—	—	95,000	10	—	—	112,441	—	112,451
Treasury Shares repurchased	—	—	—	—	(113,485)	—	113,485	(149,686)	—	—	(149,686)
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	(2,888,655)	(2,888,655)
Balance, June 30, 2022	552,000	55	2,000	1	12,817,189	1,294	113,485	(149,686)	44,370,056	(15,476,223)	28,745,497
Stock-based compensation	—	—	—	—	—	—	—	—	159,530	—	159,530
Reissuance of preferred stock Series X	—	—	8,000	—	—	—	—	—	—	—	—
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	(2,700,473)	(2,700,473)
Balance, September 30, 2022	552,000	$55	10,000	$1	12,817,189	$1,294	113,485	$(149,686)	$44,529,586	$(18,538,946)	$25,842,304

See accompanying notes to the unaudited condensed consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

	2022	2021
Cash flows from Operating Activities
Net Loss	$(7,239,000)	$(4,251,987)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	559,980	1,102,609
Bad debt expense (recovery)	94,714	(70,004)
Forgiveness of paycheck protection program loan	—	(296,827)
Change in fair market value of warrant liability	(46,521)	148,882
Gain on settlement of loan payable	—	(20,000)
Loss on change in fair market value of contingent consideration (Note 2)	240,000	—
Gain on settlement of contingent consideration	(1,700,000)	—
Loss on impairment of goodwill	1,138,203	—
Amortization of right-of-use asset	834,889	539,692
Depreciation and amortization	1,484,968	481,040
Amortization of debt discount	53,646	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(103,343)	113,967
Cost and estimated earnings excess of billings	(234,869)	—
Inventory	(2,612,773)	(313,994)
Vendor deposits	697,558	(925,366)
Prepaid expenses and other current assets	(161,797)	84,828
Income taxes payable	—	(173,716)
Accounts payable and accrued expenses	582,297	(645,183)
Billings in excess of costs and earnings on uncompleted contracts	(1,254,496)	—
Deferred revenue	1,151,496	(422,793)
Due to landlord	(138,724)	—
Operating lease payments	(819,828)	(537,712)
Net Cash Used in Operating Activities	(7,473,600)	(5,186,564)

Cash Flows From Investing Activities
Cash paid for patent costs	(682)	(19,001)
Purchase of machinery and equipment	(46,196)	—
Acquisitions, net of cash acquired (Note 2)	(10)	(5,060,193)
Payments on note payable	(41,730)	—
Note receivable, related party	—	(500,000)
Net Cash Used in Investing Activities	(88,618)	(5,579,194)

Cash Flows From Financing Activities
Payments on financing leases	(5,269)	(4,943)
Proceeds from warrant exercise	—	1,157
Shares repurchased	(149,686)	—
Dividends to preferred shareholders	(1,086,750)	(241,500)
Settlement of loan payable	—	(65,000)
Proceeds from equity raises, net	1,092,000	12,272,440
Net Cash (Used in) Provided by Financing Activities	(149,705)	11,962,154

Net (Decrease) Increase in Cash and equivalents	(7,711,923)	1,196,396
Cash, restricted cash, and cash equivalents beginning	8,768,156	11,757,930
Cash, restricted cash, and cash equivalents ending	$1,056,233	$12,954,326

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$101,365	$1,022
Income taxes	$—	$185,105
Supplemental Non-Cash Items
Initial recognition of warrant liability	$—	$135,125
Shares granted to settle previously recorded liability	$—	$21,420
Recognition ofright of use asset – operating lease	$1,380,658	$—
Issuance of Note Payable for payment of prepaid expense	$318,833	$—

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

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of September 30, 2022 and December 31, 2021, the Company had $26,801 and $1,076,664, respectively, in cash equivalents. The Company also maintains a restricted cash balance to satisfy its preferred shareholder redemption requirements (Refer to Note 7).

Accounts receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any. The Company had an allowance for doubtful accounts approximating $9,000 as of both September 30, 2022 and December 31, 2021, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $88,000 and $140,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended September 30, 2022 and December 31, 2021.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of anti dilutive securities excluded from computation of earnings per share
	As of September 30,
	2022	2021
Common stock options	890,028	589,314
Common stock warrants	192,419	192,419
Total	1,082,447	781,733

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

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

Schedule of revenue:

	September 30,
	2022	2021
Recognized over time	$3,306,739	$322,656
Recognized at a point in time	2,568,872	3,228,909
	$5,875,611	$3,551,565

Revenue recognized over time and revenue recognized at a point in time for the nine months ended:

Schedule of revenue:

	September 30,
	2022	2021
Recognized over time	$6,719,888	$1,097,793
Recognized at a point in time	8,419,459	6,650,706
	$15,139,347	$7,748,499

Deferred revenue was comprised of the following as of:

	September 30,	December 31,
	2022	2021
Recognized over time	$1,035,444	$94,868
Recognized at a point in time	904,828	693,908
	$1,940,272	$788,776

The Company recognized $48,112 of deferred revenue as of December 31, 2021 as revenue during the three months ended September 30, 2022. The Company recognized $786,707 of deferred revenue as of December 31, 2021 as revenue during the nine months ended September 30, 2022.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the three months ended September 30, 2022 and 2021 was $264,614 and $315,115. Advertising expense for the nine months ended September 30, 2022 and 2021 was $810,986 and $624,549.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of September 30, 2022 and December 31, 2021, the vendor deposit balance was $294,484 and $992,042, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of September 30, 2022 and December 31, 2021, capitalized patent costs net of accumulated amortization was $1,618,757 and $1,693,124, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded $25,016 and $7,030, respectively, of amortization expense for these patents. For the nine months ended September 30, 2022 and 2021, the Company recorded $75,048 and $11,957, respectively, of amortization expense for these patents.

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

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three and nine months ended September 30, 2022 and 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

On March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 400,000 shares. During the three months ended March 31, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000. The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 on the Unaudited Condensed Consolidated Statements of Operations during the nine months ended September 30, 2022. There was no impairment of goodwill recorded during the mime months ended September 30, 2022.

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

At September 30, 2022, the future maturities of past due lease payments are as follows:

Schedule of future maturity of the lease liability
For Years Ended December 31,
2022 (3 months)	$93,172
2023	372,684
2024	372,684
2025	93,174
Total	931,714
Less: Unamortized discount	(260,886)
Total amount due to landlord	670,828
Less: current portion of amount due to landlord, net of discount	(214,766)
Total long-term portion of amount due to landlord	$456,062

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30,	December 31,
	2022	2021
Raw materials	$436,408	$356,759
Work in process	402,445	—
Finished goods	3,684,533	1,429,479
Inventory at cost	$4,523,386	$1,786,238
Less: Reserve	(87,792)	(140,000)
Inventory	$4,435,594	$1,646,238

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

	September 30,	December 31,
	2022	2021
Machinery and Equipment	$1,251,666	$254,685
Leasehold improvements	67,549	67,549
Furniture and Fixtures	203,256	54,041
	1,522,471	376,275
Less: Accumulated Depreciation	(338,680)	(179,664)
	$1,183,791	$196,611

Depreciation expense, including amortization of assets under Financing leases, for the three months ended September 30, 2022 and 2021 was $64,489 and $26,840, respectively.

Depreciation expense, including amortization of assets under Financing leases, for the nine months ended September 30, 2022 and 2021 was $159,016 and $109,482, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
Intangible assets subject to amortization
Customer Relationship	$7,323,000	$7,323,000
Trade Names	2,396,000	2,396,000
Patents	1,730,771	1,730,089
Technology and Know How	8,341,000	8,341,000
	19,790,771	19,790,089
Less: Accumulated Amortization	(2,139,485)	(813,533)
	$17,651,286	$18,976,556

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

During the three months ended September 30, 2022 and 2021, the Company recorded total amortization expense related to intangible assets of $441,984 and $134,850, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded total amortization expense related to intangible assets of $1,325,953 and $359,600, respectively.

The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets is as follows:

For the year ending December 31,
2022 (3 months)	$439,629
2023	1,767,181
2024	1,767,181
2025	1,767,181
2026	1,750,881
Thereafter	10,159,233
Total	$17,651,286

NOTE 6 – NOTE PAYABLE

On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment expected to be made in June 2023. At September 30, 2022, the outstanding balance on the note payable was $277,103. The interest expense for the three and nine months ended September 30, 2022 was immaterial to the consolidated financial statements.

NOTE 7 – LOAN PAYABLE

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of September 30, 2022, the company has an outstanding balance of $157,500, and no payments have been made as of November 15, 2022.

Minimum obligations under this loan agreement are as follows:

Schedule of minimum obligations under loan agreement
For the year ending December 31,
2022	$97,500
2023	30,000
2024	30,000
Total	$157,500

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY

Amendment of the Certificate of Designation

On June 17, 2021, the Company filed an amendment of the certificate of designation of Series A Preferred Stock. The Board of Directors, by unanimous written consent, duly adopted resolutions to amend the Series A Preferred Stock Certificate of Designations and changed the name from “Series A Preferred Stock” to “Series X Super Voting Preferred Stock”. All dividend, liquidation preference, voting, conversion, and redemption rights, did not change from the originally filed Certificate of Designation of Series A Preferred Stock. There are now 10,000 Series X Super Voting Preferred Shares issued and outstanding as of September 30, 2022. On July 11, 2022, the Board of Directors had approved the reissuance of 8,000 shares of the Company’s Series X Super Voting Preferred Shares, which represented the remainder of the designated but unissued shares of Super Voting Preferred Stock.

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. As of September 30, 2022, the Company has a total 113,485 of treasury shares, all of which were purchased during the three months ended June 30, 2022.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2021, the Company had 10,000 preferred shares designated as Series X Preferred Stock and 19,990,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). There are 552,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022. Upon certain events, the Company may, subject to certain conditions, at the Company’s option, redeem the Series A Preferred Stock. See below for a further description of the Series A Preferred Stock:

Dividends: Holders are entitled to receive, cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The company has classified $-0- and $845,250 as restricted cash as of September 30, 2022 and December 31, 2021, respectively, as a reserve to pay the remaining required dividends for the first year.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

On July 11, 2022, the Board of Directors of Applied UV, Inc. (the “Company”) approved the reissuance of 8,000 shares of the Company’s Series X Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to The Munn Family 2020 Irrevocable Trust, for which Max Munn, the founder, a director and President of the Company is the trustee, which represent the remainder of the designated but unissued shares of Super Voting Preferred Stock. The Company has 10,000 shares of preferred stock designated as Super Voting Preferred Stock and after the issuance of the 8,000 shares, Mr. Munn will beneficially own all 10,000 shares of the Super Voting Preferred Stock. Mr. Munn previously held all 10,000 shares of Super Voting Preferred Stock prior to a reverse stock split that was effected by the Company. In accordance with Nasdaq rules, the Company will not be able to designate or issue any additional shares of the Super Voting Preferred Stock. The Super Voting Preferred Stock has no rights other than the right to 1,000 votes per share (voting along with the common stock as a single class on all matters). The shares of Super Voting Preferred Stock was issued on July 13, 2022.

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

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 1,609,972 shares available for future grants under the plan.

A summary of the Company’s option activity and related information follows:

Schedule of the Company's option activity
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2021	136,750	$4.96	$2.27	9.95	$—
Options granted	602,564	7.81	5.43	10	—
Options forfeited	(95,000)	4.96	3.73		—
Options exercised	—	—	—		—
Balances, December 31, 2021	644,314	$7.11	$5.03	8.47	$—
Options granted	529,000	1.63	1.16	10	—
Options forfeited	(283,286)	7.20	4.53		—
Options exercised	—	—	—		—
Balances, September 30, 2022	890,028	$3.83	$2.78	8.22	$—
Vested and Exercisable	260,768	$6.78			$—

Share-based compensation expense for options totaling $118,030  and $236,043 was recognized for the three months ended September 30, 2022 and 2021, respectively, based on requisite service periods.

Share-based compensation expense for options totaling $448,270 and $432,933 was recognized for the nine months ended September 30, 2022 and 2021, respectively, based on requisite service periods.

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

As of September 30, 2022 there was $1,166,641 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.7 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2022 and 2021 are set forth in the table below.

Schedule of Share-based Payment Award, Stock Options, Valuation Assumptions
	2022	2021
Risk-free interest rate	1.26% to 3.46%	1.02% to 1.54%
Volatility	78.95% to 88.41%	75.04% to 85%
Expected life (years)	5.75 to 6.08	5.36 to 10
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of the Company's warrant activity
	Number of Shares	Weighted- Average Exercise Price
Balances, January 1, 2021	235,095	$5.89
Granted	—	—
Exercised	(42,676)	—
Balances, December 31, 2021	192,419	$5.84
Granted	—	—
Exercised	—	—
Balances, September 30, 2022	192,419	$5.84

At September 30, 2022
Vested and Exercisable	192,419	$5.84

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8– STOCKHOLDERS' EQUITY (continued)

For the three months ended September 30, 2022 and 2021, the Company recorded a gain on the change in fair value of warrant liability in the amount of $34,804 and $151,570, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded a gain (loss) on the change in fair value of warrant liability in the amount of $46,521 and ($148,882), respectively. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on date of grant of: (a) exercise price of $6.5625, (b) volatility rate of 50.39%, (c) risk free rate of 0.26%, (d) term of five years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on September 30, 2022: (a) exercise price of $6.5625, (b) volatility rate of 85.32%, (c) risk free rate of 3.09%, (d) term of 3.12 years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2021: (a) exercise price of $6.5625, (b) volatility rate of 77.34%, (c) risk free rate of 0.98%, (d) term of 3.86 years, and (e) dividend rate of 0%.

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

The following table presents the restricted stock unit activity from January 1, 2021 through September 30, 2022

Schedule of Unvested Restricted Stock Units Activity
	Number of Shares	Weighted- Average Fair Market Value
Unvested shares at January 1, 2021	187,555	$5.00
Granted and unvested	274,500	5.16
Vested	(163,176)	5.24
Forfeited/Cancelled	(6,379)	5.00
Unvested shares, December 31, 2021	292,500	$4.71
Granted and unvested	207,500	2.10
Vested	(87,084)	—
Forfeited/Cancelled	(252,500)	—
Unvested shares, September 30, 2022	160,416	$2.12

Vested as of September 30, 2022	292,788	$4.90

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $41,501 and $190,225 of compensation expense within its statements of operations for the three months ended September 30, 2022 and 2021, respectively.

In connection with the grant of restricted shares, the Company recognized $111,710 and $669,676 of compensation expense within its statements of operations for the nine months ended September 30, 2022 and 2021, respectively.

The unvested shares as of September 30, 2022 represent $270,813 in unrecognized stock based compensation which will be recognized over a weighted average period of 2.28 years.

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

On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space the commenced on April 1, 2022 and will expire on June 1, 2023, with a rate ranging from $94,529 to $97,365 per month.

Rent expense for the three months ended September 30, 2022 and 2021 was $380,852 and $177,013, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $909,873 and $223,813 respectively.

Schedule maturities of operating lease liabilities outstanding as of September 30, 2022 are as follows:

Year Ended December 31,

2022 (3 months)	$420,107
2023	1,097,603
2024	480,532
2025	349,800
Thereafter...	174,900
Total lease payments	2,522,942
Less: Imputed Interest	(226,198)
Present value of future minimum lease payments	$2,296,744

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 - SEGMENT REPORTING (continued)

	Hospitality	Disinfectant	Corporate	Total
Balance sheet at September 30, 2022
Assets	$6,563,520	$26,469,870	$534,252	$33,567,642
Liabilities	5,747,415	1,259,278	718,645	7,725,338
Balance sheet at December 31, 2021
Assets	$2,158,789	$27,851,691	$8,515,512	$38,525,992
Liabilities	2,481,186	1,528,706	1,850,340	5,860,232

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the three months ended September 30, 2022:
Net Sales	$4,282,030	$1,593,581	$—	$5,875,611
Cost of Goods Sold	4,117,717	919,280	—	5,036,997
Research and development	—	93,522	—	93,522
Selling, General and Administrative expenses	965,511	1,932,858	606,728	3,505,097
Income Statement for the three months ended September 30, 2021:
Net Sales	$1,750,227	$1,801,337	$—	$3,551,564
Cost of Goods Sold	1,451,560	1,048,603	—	2,500,163
Selling, General and Administrative expenses	788,173	1,894,852	—	2,683,025

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the nine months ended September 30, 2022:
Net Sales	$9,860,392	$5,278,955	$—	$15,139,347
Cost of Goods Sold	8,971,628	2,876,214	—	11,847,842
Research and development	—	234,885	—	234,885
Loss on impairment of goodwill	—	1,138,203	—	1,138,203
Selling, General and Administrative expenses	2,936,219	5,811,228	1,890,091	10,637,538
Income Statement for the nine months ended September 30, 2021:
Net Sales	$4,282,696	$3,465,803	$—	$7,748,499
Cost of Goods Sold	3,269,335	1,961,820	—	5,231,155
Research and development	—	53,408	—	53,408
Selling, General and Administrative expenses	2,351,533	4,639,939	—	6,991,472

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 13 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three and nine months ended September 30, 2022 and 2021 as though the company acquired Akida, KES, Visionmark, and SciAir (the “Acquired Companies”) on January 1, 2021 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$5,875,611	$5,894,136	$15,139,347	$16,149,817
Net Loss	(2,700,473)	(1,629,337)	(7,239,000)	(5,181,575)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	—	(1,086,750)	—
Net Loss attributable to common stockholders	(3,062,723)	1,629,337	(8,325,750)	(5,181,575)
Basic and Diluted Loss Per Common Share	$(0.24)	$(0.17)	$(0.65)	$(0.53)
Weighted Average Shares Outstanding - basic and diluted	12,656,093	9,799,123	12,751,360	9,764,634

NOTE 14 – SUBSEQUENT EVENTS

On October 7, 2022, the Company executed a Redeemable Promissory Note with Streeterville Capital, LLC, in the amount of $2,807,500 (the “Note”). The Note matures eighteen (18) months from its issuance date of October 7, 2022 and bears interest at 8% per annum on the outstanding principal balance of the Note, except no interest accrues on any amount attributable to the monitoring fee referred to below. The original principal balance of the Note consists of the purchase price of $2,500,000, an original discount of $237,000, a monitoring fee of $50,000 and a transaction fee of $20,000. Beginning on April 7, 2023, the Investor shall have the right in any month to cause the Company to redeem up to $247,500 of the principal amount of the Note in such month. The Company may elect, in its sole discretion, to redeem such portions of the Note in cash or in its common stock or in any combination thereof. If redemptions are made by the Company with its common stock, such stock will be valued at 87.5% of the Nasdaq Minimum Price.

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

SteriLumen applies the power of ultraviolet light (UVC) to destroy pathogens safely, thoroughly, and automatically, addressing the challenge of healthcare-acquired infections ("HAIs"). Targeted for use in facilities that have high customer turnover such as hospitals, hotels, commercial facilities, and other public spaces, the Company’s Lumicide™ platform uses UVC LEDs in several patented designs for infection control in and around high-traffic areas, including sinks and restrooms, killing bacteria, viruses, and other pathogens residing on hard surfaces within the devices’ proximity. The Company’s patented in-drain disinfection device, Lumicide™ Drain, is the only product on the market that addresses this critical pathogen-intensive location.

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

SteriLumen’s product portfolio is used by globally recognized names including: Walmart, Whole Foods, SuperValue, Delmonte, Esmeralda, Joel Gott Wines, Opus One, Athena Healthcare, NYC Health and Hospitals, Kaiser Permanente, Advent Health, University Rochester Medical Center and Baptist Health South Florida. Additionally, the SteriLumen product portfolio expanded its reach and deployed its air purification products into Boston Red Sox Fenway Park and Jet Blue Park, The Palace Versaille , Uruguayan School Systems, Tennessee Department of Corrections, Armed Forces Research Institute of Medical Sciences (AFRIMS), US Army Aberdeen Proving Grounds and Schools throughout South Korea.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$4,282,030	$1,593,581	$—	$5,875,611	$1,750,227	$1,801,337	$—	$3,551,564
Cost of Goods Sold	4,117,717	919,280	—	5,036,997	1,451,560	1,048,603	—	2,500,163
Gross Profit	164,313	674,301	—	838,614	298,667	752,734	—	1,051,401
Research and development	—	93,522	—	93,522	—	—	—	—
Selling, General and Administrative	965,511	1,932,858	606,728	3,505,097	788,173	1,894,852	—	2,683,025
Total Operating expenses	965,511	2,026,380	606,728	3,598,619	788,173	1,894,852	—	2,683,025
Operating Loss	(801,198)	(1,352,079)	(606,728)	(2,760,005)	(489,506)	(1,142,118)	—	(1,631,624)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	34,804	34,804	—	—	151,570	151,570
Forgiveness of paycheck protection program loan	—	—	—	—	—	—	296,827	296,827
Other income (expense)	24,728	—	—	24,728	—	—	1,068	1,068
Total Other Income (Expense)	24,728	—	34,804	59,532	—	—	449,465	449,465
Loss Before Provision for Income Taxes	(776,470)	(1,352,079)	(571,924)	(2,700,473)	(489,506)	(1,142,118)	449,465	(1,182,159)
Provision for Income Taxes	—	—	—	—	—	—	(101,354)	(101,354)
Net Loss	$(776,470)	$(1,352,079)	$(571,924)	$(2,700,473)	$(489,506)	$(1,142,118)	$550,819	$(1,080,805)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(801,198)	$(1,352,079)	$(606,728)	$(2,760,005)	$(489,506)	$(1,142,118)	$—	$(1,631,624)
Depreciation and Amortization	56,009	452,068	—	508,077	23,235	145,486	—	168,721
Stock based compensation	35,519	39,647	84,364	159,530	216,568	209,700	—	426,268
Adjusted EBITDA	$(709,681)	$(860,364)	$(522,353)	$(2,092,398)	$(249,703)	$(786,932)	$—	$(1,036,635)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill. Adjusted EBITDA was a loss of ($2,092,398) for the three months ended September 30, 2022, which was ($1,055,763)  higher as compared to the three months ended September 30, 2021. Adjusted EBITDA loss by segment: Hospitality increased ($459,967), Disinfection increased ($73,432) and Corporate increased ($522,364).

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, food, wine and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 11 – Segment Reporting.

Net Sales

Net sales of $5,875,611 for the three months ended September 30, 2022 as compared to net sales of $3,551,564 for the three months ended September 30, 2021 represented an increase of $2,324,047, or 65.4%. This increase was attributable to the Hospitality segment, which increased $2,531,803, primarily as a result of the fulfilment of orders from the VisionMark acquisition, offset by a decrease of ($207,756) in the Disinfection segment, primarily due to the push-out of orders into the next two quarters.

Gross Profit

Gross profit decreased ($212,787) for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to the decrease in sales in the Disinfection segment, and the higher sales mix of the Hospitality segment at a lower gross profit. The reduction in Hospitality gross profit is driven primarily by the costs required to complete lower margin projects in process from the VisionMark asset acquisition, and the additional costs to integrate and absorb the VisionMark operations. Hospitality pricing and margins are expected to improve in Q4 as we are now focused on new projects. As the Company continues to integrate our strategic acquisitions, the focus will be on realizing cost reduction synergies from the consolidation and streamlining of the manufacturing and distribution operations.

Operating Expenses

Selling, General, and Administrative – S,G&A costs for the three months ended September 30, 2022, increased to $3,505,097 as compared to $2,683,025 for the three months ended September 30, 2021. This increase of $822,072 was driven primarily by the expansion of the Disinfection segment with the additional acquisitions of KES and SciAir; the expansion of the Hospitality segment with the addition of the VisionMark acquisition; and Corporate segment expenses due to increased consulting, legal, accounting, and infrastructure costs related to the initial integration of the operations of our strategic acquisitions. S,G&A costs decreased ($526,118) from last quarter, and we anticipate efficiency gains in the coming year as we fully integrate our acquisitions and leverage synergies where practical.

Net Loss

The Company recorded a net loss of ($2,700,473) for the three months ended September 30, 2022, compared to a net loss of ($1,080,805) for the three months ended September 30, 2021. The increase of ($1,619,668) in the net loss was mainly due to the reduction in gross profit of ($212,787) and the increase is S, G&A costs of $822,072 incurred in support of the business acquisitions and expansion of the both the Disinfection and Hospitality segments. The Company also realized a gain last year of $296,827 due to the forgiveness of their PPP loan. The Company anticipates improvements in gross profit as the initial VisionMark projects are now completed and also as the Disinfection sales pipeline accelerates revenue realization.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$9,860,392	$5,278,955	$—	$15,139,347	$4,282,696	$3,465,803	$—	$7,748,499
Cost of Goods Sold	8,971,628	2,876,214	—	11,847,842	3,269,335	1,961,820	—	5,231,155
Gross Profit	888,764	2,402,741	—	3,291,505	1,013,361	1,503,983	—	2,517,344
Research and development	—	234,885	—	234,885	—	53,408	—	53,408
Loss on impairment of goodwill	—	1,138,203	—	1,138,203	—	—	—	—
Selling, General and Administrative	2,936,219	5,811,228	1,890,091	10,637,538	2,351,533	4,639,939	—	6,991,472
Total Operating expenses	2,936,219	7,184,316	1,890,091	12,010,626	2,351,533	4,693,347	—	7,044,880
Operating Loss	(2,047,455)	(4,781,575)	(1,890,091)	(8,719,121)	(1,338,172)	(3,189,364)	—	(4,527,536)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	46,521	46,521	—	—	(148,882)	(148,882)
Loss on change in contingent consideration	—	(240,000)	—	(240,000)	—	—	—	—
Gain on settlement of contingent consideration	—	1,700,000	—	1,700,000	—	—	—	—
Forgiveness of paycheck protection program loan	—	—	—	—	—	—	296,827	296,827
Other income (expense)	(26,400)	—	—	(26,400)	26,250	—	—	26,250
Total Other Income (Expense)	(26,400)	1,460,000	46,521	1,480,121	26,250	—	147,945	174,195
Loss Before Provision for Income Taxes	(2,073,855)	(3,321,575)	(1,843,570)	(7,239,000)	(1,311,922)	(3,189,364)	147,945	(4,353,341)
Provision for Income Taxes	—	—	—	—	—	—	(101,354)	(101,354)
Net Loss	$(2,073,855)	$(3,321,575)	$(1,843,570)	$(7,239,000)	$(1,311,922)	$(3,189,364)	$249,299	$(4,251,987)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(2,047,455)	$(4,781,575)	$(1,890,091)	$(8,719,121)	$(1,338,172)	$(3,189,364)	$—	$(4,527,536)
Depreciation and Amortization	119,157	1,367,415	—	1,486,572	46,470	434,570	—	481,040
Loss on impairment of goodwill	—	1,138,203	—	1,138,203	—	—	—	—
Stock based compensation	151,679	99,733	308,568	559,980	559,698	542,911	—	1,102,609
Adjusted EBITDA	$(1,776,619)	$(2,176,224)	$(1,581,523)	$(5,534,366)	$(732,004)	$(2,211,883)	$—	$(2,943,887)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill. Adjusted EBITDA was a loss of ($5,534,366) for the nine months ended September 30, 2022, which was an increase of ($2,590,479) as compared to the nine ended September 30, 2021. Adjusted EBITDA loss by segment: Hospitality increased ($1,044,615), Disinfection decreased $35,659, and Corporate increased ($1,581,523).

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting systems for use in healthcare, hospitality, food, wine, and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 11 – Segment Reporting.

Net Sales

Net sales of $15,139,347 for the nine months ended September 30, 2022 as compared to net sales of $7,748,499 for the nine months ended September 30, 2021 represented an increase of $7,390,848, or 95.4%. This increase was attributable to both the Disinfection segment, which increased $1,813,152, largely as a result of the strategic acquisitions of KES and Scientific Air in Q3 and Q4 of 2021, respectively, and the Hospitality segment, which increased $5,577,696, primarily due to orders that were delayed from Q2 and fulfilled in Q3, and from the fulfillment of orders related to the VisionMark acquisition.

Gross Profit

Gross profit increased $774,161 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven by volume growth in the Disinfection segment, offset by a decrease in gross profit in the Hospitality segment, mainly due to the costs necessary to complete lower margin projects that were in process at the time of the VisionMark asset acquisition, and the costs incurred to integrate and absorb the VisionMark operations. Hospitality pricing and margins are expected to improve in Q4 as we are now focused on new projects. As the Company continues to integrate our strategic acquisitions, the focus will be on realizing cost reduction synergies from the consolidation and streamlining of the manufacturing and distribution operations.

Operating Expenses

Selling, General, and Administrative – S,G&A costs for the nine months ended September 30, 2022, increased to $10,637,538 as compared to $6,991,472 for the nine months ended September 30, 2021. This increase of $3,646,066 was driven primarily by the expansion of both the Disinfection segment, with the additional acquisitions of KES and SciAir, and the Hospitality segment, with the addition of the VisionMark acquisition, and Corporate segment expenses due to increased consulting, legal, accounting, and infrastructure costs related to the initial integration of the operations of our strategic acquisitions. The Company anticipates efficiency gains in the coming year as we fully integrate our acquisitions and leverage synergies where practical.

Loss on Impairment of Goodwill - The Company determined that a triggering event had occurred as a result of a settlement agreement with Scientific Air (“Old SAM Partners”) - see explanation of Other Income/Expense below. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2022.

Other Income/Expense

On March 31, 2022, there was a dispute between the Company and Scientific Air (“Old SAM Partners”) regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where Old Sam Partners agreed to relinquish such Partner’s right, title, and interest in the previously issued 400,000 shares that were part of the original asset acquisition transaction. The Company recorded a loss on change in fair market value of contingent consideration of $240,000, and as a result of the settlement, the company recorded a gain on settlement of $1,700,000 during the nine months ended September 30, 2022.

Net Loss

The Company recorded a net loss of ($7,239,000) for the nine months ended September 30, 2022, compared to a net loss of ($4,251,987) for the nine months ended September 30, 2021. The increase of ($2,987,013) in the net loss was mainly due to the increase is S,G&A costs incurred in support of the business acquisitions and expansion of both the Disinfection and Hospitality segments.

Liquidity and Capital Resources

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net Cash Used in Operating Activities	$(7,473,600)	$(5,186,564)
Net Cash Used in Investing Activities	(88,618)	(5,579,194)
Net Cash Provided by (Used In) Financing Activities	(149,705)	11,962,154
Net increase (decrease) in cash and cash equivalents	(7,711,923)	1,196,396
Cash and equivalents at beginning of period	8,768,156	11,757,930
Cash and equivalents at end of period	1,056,233	12,954,326

In the nine months ended September 30, 2022, net cash used in  operating activities was ($7,473,600), as compared to ($5,186,465) in the nine months ended September 30, 2021. The increase in net cash used was due mainly to the increase in net loss to ($7,239,000) for the nine months ended September 30, 2022, as compared to a net loss of ($4,251,987) for the nine months ended September 30, 2021.  Working capital was largely impacted by an increase in inventory for the nine months ended September 30, 2022 as the Company has secured parts in advance of production to mitigate supply chain disruptions.

In the nine months ended September 30, 2022, net cash used in investing activities decreased to ($88,618) as compared to ($5,579,194) in the nine months ended September 30, 2021. The decrease in cash used was mainly attributable to cash paid in 2021 in connection with the Akida and KES/JJS asset acquisitions, net of cash acquired, ($760,293) and ($4,299,900) respectively, and a loan of ($500,000) to a related party in the form of a secured note receivable.

In the nine months ended September 30, 2022, cash used in financing activities was ($149,705) as compared to cash provided by financing activities of $11,962,154 in the nine months ended September 30, 2021. The decrease  in cash for the nine months ended September 30, 2022 was primarily due to the full exercise of the common stock offering over-allotment, which was $1,092,000 net, offset by dividends to preferred shareholders of ($1,086,750) and the purchase of treasury shares ($149,686). The increase in cash for the nine months ended September 30, 2021 was primarily due to the net proceeds from the equity raise of $12,272,440, offset by dividends paid to the preferred shareholders of ($241,500), and a liability settlement of ($65,000),

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy. On July 1, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register and aggregate $50,000,000 of securities which may be issued in the form of common stock, preferred stock, warrants, debt securities, rights or units.  Such securities will be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that will be prepared and filed at the time of any offering.  Also, included in the registration statement was a second prospectus which provides for the issuance of $9,000,000 of the Company’s common stock in at-the-market transactions pursuant to an equity distribution agreement dated July 1, 2022 between the Company and Maxim Group  LLC, as sales agent. The shelf registration statement will expire on July 12, 2025.

On October 7, 2022, the Company executed a Redeemable Promissory Note with Streeterville Capital, LLC, in the amount of $2,807,500 (the “Note”). The Note matures eighteen (18) months from its issuance date of October 7, 2022 and bears interest at 8% per annum on the outstanding principal balance of the Note, except no interest accrues on any amount attributable to the monitoring fee referred to below. The original principal balance of the Note consists of the purchase price of $2,500,000, an original discount of $237,000, a monitoring fee of $50,000 and a transaction fee of $20,000. Beginning on April 7, 2023, the Investor shall have the right in any month to cause the Company to redeem up to $247,500 of the principal amount of the Note in such month. The Company may elect, in its sole discretion, to redeem such portions of the Note in cash or in its common stock or in any combination thereof. If redemptions are made by the Company with its common stock, such stock will be valued at 87.5% of the Nasdaq Minimum Price.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2022	2023-2025	2026-2027	Thereafter
Financing lease obligations	$2,402	$2,402	$—	$—	$—
Operating lease obligations (1)	2,522,942	420,107	1,927,935	174,900	—
Loan payable (2)	157,500	97,500	60,000	—	—
Assumed lease liability (3)	931,714	93,172	838,542	—	—
Note payable (4)	277,103	110,840	166,263
Total	$3,891,661	$724,021	$2,992,740	$174,900	$—

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

(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.
(4)	On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment expected to be made in June 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and nine months ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

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

APPLIED UV, INC.
(Registrant)

Date: November 14, 2022	By:	/s/ John Andrews
John Andrews
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

