Form 10-K
period 2022-12-31
Applied UV, Inc.
filed 2023-03-31
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

 Commission File Number: 001-39480

APPLIED UV, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4373308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Macquesten Parkway

Mount Vernon, NY 10550

(914) 665-6100

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

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

Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $17,200,000.

At March 31, 2023, the registrant had 19,237,273 shares of common stock, par value $0.0001 per share, outstanding.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our ability to continue as a going concern;

•	our ability to successfully integrate our recent acquisitions into our overall business;

•	our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;
•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to grow net revenue and increase our gross profit margin;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our dependence on the growth in demand for our products;
•	our ability to compete with larger companies with far greater resources than we have;
•	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;
•	our ability to retain key members of our senior management;
•	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and
•	our ability to maintain our listing on The Nasdaq Capital Markets.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A Risk Factors in this Annual Report. These risks include, among others, that:

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

PART I

Item 1. Business

Corporate History

Applied UV, Inc. (“AUVI”) is a leading sales and marketing company that develops, acquires, markets and sells proprietary surface and air disinfection technology focused on Improving Indoor Air Quality (IAQ), specialty LED lighting and luxury mirrors and commercial furnishings, all of which serves clients globally in the healthcare, commercial & public venue, hospitality, food preservation, cannabis, education, and winery vertical markets.

With its established strategic manufacturing partnerships and alliances including Canon, Acuity, Johnson Controls, USHIO, Siemens, Grainger, and a global network of 89 dealers and distributors in 52 countries, 47 manufacturing representatives, and 19 US based internal sales representatives, AUVI offers a complete suite of products through its two wholly owned subsidiaries - SteriLumen, Inc. (“SteriLumen”) and Munn Works, LLC (“MunnWorks”).

SteriLumen owns, brands, and markets a portfolio of research backed and clinically proven products utilizing advanced UVC Carbon, Broad Spectrum UVC LED’s, and Photo-catalytic oxidation (PCO) pathogen elimination technology, branded as Airocide ™, Scientific Air™, Airoclean™ 420, Lumicide™, PUROAir, PUROHealth, PURONet, and LED Supply Company.   Sterilumen’s proprietary platform suite of patented surface and air technologies offers one of the most complete pathogen disinfection platforms including mobile, fixed, and HVAC systems and software solutions interconnecting its entire portfolio suite into the IoT, allowing customers to implement, manage and monitor IAQ measures recommended by the EPA across any enterprise. Additionally, the Lumicide™ platform applies the power of ultraviolet light (UVC) to destroy pathogens automatically, addressing the challenge of healthcare-acquired infections (“HAI’s) in several patented designs for infection control in healthcare. LED Supply Company is a full-service, wholesale distributor of LED lighting and controls throughout North America. MunnWorks manufactures and sells custom luxury and backlit mirrors, conference room and living spaces furnishings.

Our global list of Fortune 100 end users including Kaiser Permanente, NY Health+Hospitals, MERCY Healthcare, University of Chicago Medical, Baptist Health South Florida, New York City Transit, Samsung, JB Hunt, Boston Red Sox’s Fenway Park, JetBlue Park, France’s Palace of Versailles, Whole Foods, Del Monte Foods, U.S. Department of Veterans Affairs, Marriott, Hilton, Four Seasons and Hyatt, and more. For information on Applied UV, Inc., and its subsidiaries, please visit https://www.applieduvinc.com

Air Disinfection Solutions & LED Lighting: Airocide, Scientific Air, PURO and LED Supply Co.

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). At the time of the acquisition, Akida owned the Airocide™ system of air purification technologies, originally developed for NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that has helped to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing home, grocer, wine, commercial building and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. Akida had contracted KES Science & Technology, Inc. (“KES”) to manufacture, warehouse and distribute the Airocide™ system and Akida’s contractual relationship with KES was assigned to and assumed by the Company as part of the acquisition.

On September 28, 2021, the Company acquired all the assets and assumed certain liabilities of KES. At the time of the acquisition, KES was principally engaged in the manufacturing and distribution of the Airocide™ system of air purification technologies and misting systems. KES also had the exclusive right to the sale and distribution of the Airocide™ system in certain markets. This acquisition consolidated all of manufacturing, sale and distribution of the Airocide™ system under the SteriLumen brand and expanded the Company’s market presence in food distribution, post-harvest produce, wineries, and retail sectors. The Company sells its products throughout the United States, Canada, and Europe.

The Airocide™ system of air purification technologies, originally developed for the National Aeronautics and Space Administration (“NASA”) with assistance from the University of Wisconsin at Madison, uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds and many odors. The core Airocide™ technology has been in use on the International Space Station and is based on photo-catalytic oxidation (PCO), a bioconversion process that continuously converts damaging molds, microorganisms, dangerous pathogens, destructive volatile organic chemicals (VOCs) and biological gasses into harmless water vapor. Unlike other air purification systems that provide “active” air cleaning, ozone producing systems, ionization or “photo-electrochemical oxidation”, Airocide’s™ nanocoating technology permanently bonds titanium dioxide to the surface of the catalytic bed. This permits the perpetual generation of surface-bound (OH-) radicals over the large surface area created by their advanced geometric design and prevents the generation and release of ozone and other harmful byproducts. The proprietary formulation and methods for creating the catalyst are the basis of Airocide’s™ competitive advantage, making it the only consistently robust, highly effective, ozone free PCO technology on the market. Airocide™ has been tested over the past 12 years by governmental agencies such as NASA, the National Renewable Energy Laboratory, independent universities including the University of Wisconsin, Texas Tech University, and Texas A&M, as well as air quality science laboratories. Airocide™ technology is listed as a FDA Class II Medical Device, making it a suitable for providing medical grade air purification in critical hospital use cases. Airocide™ Product lines include APS (consumer units), the GCS and HD lines (commercial units that will include the Sterilumen App to bring connectivity, reporting and asset management to our suite of products). The APS series provides true choice, low maintenance filter-less PCO or a filtered PCO air purification option ideal for restaurants, conference rooms, residential and small business or home office spaces. The GCS series is suitable for larger public spaces and enclosed rooms that may have high occupancy such as offices, waiting rooms and hotel lobbies, and airport gate areas. The HD series is the most powerful, providing two-stage purification for fast sanitization of larger or industrial spaces such as sporting venues and locker rooms, airports, museums, winery cellars, warehouses, and food-processing facilities. All Airocide™ products also extend the life of any perishables like fruit, produce or flowers.

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC (“Old SAM”), which owned a line of air purification technologies (“Scientific Air”). The Scientific Air product line uses a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. Scientific Air’s products are well suited for larger spaces within a facility due to the higher air flow of these units. The units are also mobile with industrial grade casters, allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic. Both of these key items extend our Airocide line, creating a comprehensive air disinfection portfolio that spans from small to large spaces and mobile applications. Scientific Air’s products are currently sold predominantly in North America and into the healthcare market.

PURO Lighting

On January 26, 2023 we acquired PURO Lighting LLC (“PURO”) and its operating subsidiaries (the “PURO Acquisition”) pursuant to an agreement and plan of merger dated December 19, 2022 (the “PURO Merger Agreement”) for (i) $4,056,789 in the obligations to pay certain PURO debt and transaction costs, (ii) 2,497,220 shares of our common stock, (iii) 251,108 shares of our 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and (iv) the payment to PURO former equity interest holders of earnout payments on the terms and conditions described in the PURO Merger Agreement.

PURO Lighting was founded in 2019 with the goal of using light technology to promote health and wellness within spaces. Today PURO provides a suite of UV disinfection systems that have the ability to disinfect air and surfaces in commercial and industrial spaces. They focus their sales efforts in three primary verticals: Education, Government, and Healthcare.  The acquisition of Puro Lighting, LLC adds PUROHealth and PURONet - a powerful suite of products used in education, government, and healthcare that incorporates UV Lighting and a HVAC monitoring software platform. With its UL listed and patented portfolio of independently tested (Resonova Labs) synergistic surface and air disinfection technologies that help facility managers protect against multiple pathogens; PURO opens new opportunities for cross marketing sales to existing distribution channels. Additionally, the potential to inter-connect our entire portfolio of disinfection technology solutions into the IoT will provide our customers with both products and smart tools to manage and monitor indoor air quality (IAQ) across any enterprise. Applied UV’s proprietary platform suite of patented technologies offers the most complete pathogen disinfection platform including mobile, fixed and HVAC systems and solutions allowing companies to implement the IAQ measures recommended by the EPA.  PURO boast a strong domestic sales network with reps in 43 states, and distribution in all 50 states.  Their product offerings encompass a range of innovative solutions, including UVC systems for air handling, in-room continuous disinfection using cutting-edge Far-UVC technology, and specialized surface disinfection solutions designed specifically for the healthcare industry.

The Puro Acquisition further positions the Company to address a growing air disinfection market trend that aligns with the White House “Clean Air Initiatives” implemented during the height of the COVID 19 Pandemic designed to protect consumers and businesses against existing and future airborne pathogens allowing economies globally to remain open. The merged entities have proven applications that can now be included in improving indoor air quality (IAQ) at the facility level including HVAV systems in public, government, municipal, retail spaces and buildings. The Puro Acquisition positions Applied UV to be one of the only companies in the world to offer a complete air and surface disinfection platform that includes consumer, fixed and mobile, and commercial applications that are research backed, clinically tested and that are used by global Fortune 100 end users in multiple verticals.

LED Supply Company

On January 26, 2023 we acquired LED Supply Co. LLC (“LED”) and its operating subsidiaries (the “LED Acquisition”) pursuant to an agreement and plan of merger dated December 19, 2022 (the “LED Merger Agreement”) for (i) $2,364,657 in the obligations to pay certain LED debt and transaction costs, (ii) 1,377,777 shares of our common stock, (iii) 148,888 shares of our 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and (iv) the payment to LED former equity interest holders of earnout payments on the terms and conditions described in the LED Merger Agreement.

Founded in 2009, LED Supply Company is a national, Colorado-based company that provides design, distribution, and implementation services for lighting, controls and smart building technologies. LED Supply Co continues to expand its market reach with a focus on new types of energy efficiency and sustainable technologies. Along with its robust e-commerce component, LED Supply Company has recently taken the next step in revenue growth by repositioning itself as a preferred supplier for not only the latest in LED technologies, but the source for emerging technologies and product categories that the construction and retrofit market need; from electric vehicle charging to smart home technology, emergency and safety equipment, and much more.

We see synergies across our entire air and surface disinfection portfolio. First, we look to leverage Airocide’s global distribution capabilities to facilitate the sale of Scientific Air’s and PURO’s offerings internationally. Second, we look to leverage PURO’s strength in healthcare to pull through existing Airocide™ units, creating a broad healthcare product line, from small clinics, patient rooms and doctor’s offices to larger spaces such as nursing stations, waiting rooms and cafeterias. Third, we look to leverage the national MunnWorks hospitality reach with leading luxury hotel chain operators to pull through our entire air and surface disinfection portfolio (Airocide™ and Lumicide™) as well as PURO’s offerings into future hotel, condo and other renovation, upgrade and remodeling projects. Fourth, the Company will look to work with Canon Virginias’ (CVI) extensive field support team to promote the sale of the Companys’ products as well as service capabilities.  Finally, we look to incorporate the PUROAir, PUROHealth and PURONet  (a powerful suite of products used in healthcare that incorporates UV Lighting and a HVAC monitoring software platform) into our IoT integration plans via the Sterilumen App across our entire platform connecting all our units, thereby creating a leading smart asset management, reporting, and control system tool that can be incorporated across all enterprises.

Market Opportunity

According to Research and Markets, the UV Disinfection market is expected to reach $9 billion by 2027 as technology continues to improve and the focus on stopping the spread of contagious diseases increases. The Center for Disease Control states that 1 in 25 patients have at least one Hospital Associated Infection (HAI) annually and that 3 million serious infections occur every year in long-term care facilities. Losses from contagious infections, pathogens, and viruses cost the U.S. economy more than $270B every year as per the CDC: $28B lost through HAI’s; $225B in lost productivity due to absenteeism; and $25B in losses due to Student/Teacher absenteeism. Scientists globally have been advocating improving air quality post pandemic, significantly boosting global adoption to control airborne pathogen transmission.  Governments globally mandating health agencies to address improving indoor air quality (IAQ) via grants and mechanisms to ease visitation and protect facilities against future pathogens (Centers for Medicare and Medicaid Services – CMS, February 2022 Long-term Care Initiative April 2022 WH Clean Air Initiatives).

Indoor air quality (IAQ) has become an even more important issue as world economies transition beyond the COVID 19 pandemic. In 2021, 39 scientists reiterated the need for a “paradigm shift” and called for improvements in, “how we view and address the transmission of respiratory infections to protect against unnecessary suffering and economic losses.”  In mid 2022 we began to see this seismic shift from pandemic related mobile apparatuses to complete systems within systems for facilities designed to monitor, improve, and report on a more permanent basis.  While there are opportunities for mobile systems, our emphasis will be on this growing market trend.

In addition to this, the global air purifier market size is set to grow exponentially. It was valued at $9.24 billion in 2021 and is predicted to grow to approximately $22.84 billion by 2030. According to Precedence Research, the immense demand for air purification and sterilization in the US will be driven by the commercial sector.

Sterilumen’s product portfolio is one of the only research-backed, clinically proven pure-play air and surface disinfection technology companies with international distribution and globally recognized end users, with product developed for NASA.  In addition to the numerous recognized research institutions and globally recognized names who published the reports that were completed by the acquired companies, Airocide was independently proven to kill SARS, MERSA and Anthrax.  Sterilumen’s air purification (Airocide, Scientific Air & PURO Lighting) and surface disinfection (Lumicide) were independently tested and proven to kill both Candida Auris (Resinnova Laboratories) and SARS CoV-2 (COVID-19) (MRIGlobal), MRSA (Resinnova Laboratories), Salmonella enterica (Resonnova Laboratories) and Escherichia coli (Resinnova Laboratories).

Our goal is to build a company that successfully designs, develops, and markets our air and surface disinfection solutions that will enable US and global economies to implement “Clean Air” initiatives aimed at improving indoor air quality (IAQ) as recommended by the US Government’s EPA. We will seek to achieve this goal by having our products actively involved in the following activities:

Focus on key target verticals that have proven business use cases including:

•	Food Preservation
•	Healthcare
•	Winery
•	Hospitality
•	Schools
•	Cannabis
•	Correctional Facilities
•	Dental and Long-Term Care

In addition to further developing Airocide, Scientific Air, PURO, Lumicide and LED Supply specific sales efforts, we intend to leverage the Company’s hospitality business (MunnWorks) for cross-selling opportunities of our air purification and surface disinfectant solutions and products. Our initial research indicates that the key stakeholders in this market value the asset management and reporting capabilities of our platform and provide key points of differentiation.

•	Expand our global distributor channels into new markets not currently served.
•	Continue scientific validation through lab testing and data from real world deployments; publish case studies in peer reviewed journals.

Manufacturing

In an effort to improve operationally, after analyzing each of the points in our supply chain to tighten integration to optimize inventory, improve quality control, and mitigate against supply chain disruptions that were witnessed globally throughout the pandemic, on December 18th, 2022, Applied UV announced that it has signed a strategic manufacturing and related services agreement with Canon Virginia, Inc., (“CVI”) a global manufacturing, engineering and technical operation for the Canon family and a wholly owned subsidiary of Canon U.S.A, Inc. The agreement establishes CVI’s status as the primary manufacturer, assembler, and logistical authority for Applied UV’s entire suite of air purification solutions. The Manufacturing Agreement, the first of a series of anticipated agreements, enables the Company to leverage the resources of CVI’s two million-square-foot state-of-the-art engineering, manufacturing, and distribution facility.  Applied UV plans to leverage CVI’s almost 40 years of innovative and efficient production methods to manufacture the Company’s patented, FDA Class II Listed Airocide PCO commercial and consumer devices, as well as the patented advanced Activated Carbon UVC and HEPA Mobile disinfection Scientific Air portfolio.  From an R&D perspective, working closely with Canon, we are also beginning to formulate our new product roadmap and making substantial improvements to our entire line of mobile and fixed air purification products, further differentiating our patented PCO and UVC Carbon based solutions from that of our competition.  Applied UV also plans to collaborate with Canon Financial Services, Inc. to enable better cash flow management in regard to its growing supply chain requirements. Further, the Company will look to work with CVI’s extensive field support team to promote the sale of the Company’s products, as well as service capabilities.

Employees

As of December 31, 2022, we had 115 employees.

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

Risks Related to Our Business and Operations

The Company operates through its subsidiaries and its only material assets are its equity interests in those subsidiaries. As a result, our only current source of revenue is distributions from our subsidiaries, and all of its subsidiaries have been incurring losses and may continue to incur losses in the future.

The Company is a holding company for SteriLumen, MunnWorks, Puro, and LED Supply, and has no material assets other than its equity interests in those subsidiaries. Therefore, the only current revenue source is future distributions from its subsidiaries. SteriLumen is an early-stage designer and marketer of disinfection systems with limited operating history spanning from December 2016. We expect negative cash flows from SteriLumen’s operations for the foreseeable future. Our cash expenses will be highly dependent on the product development programs that SteriLumen chooses to pursue, the progress of these product development programs, the results of SteriLumen’s validation/marketing studies, the terms and conditions of SteriLumen’s contracts with service providers and manufacturing contractors, and the terms of recruitment of facilities in our validation/marketing studies. In addition, the continuation of SteriLumen’s validation/marketing studies. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and SteriLumen’s ability to develop its product candidates.

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

We may make acquisitions in the future. In the event we engage in an acquisition or strategic transaction, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Any future acquisition by us or one of our subsidiaries may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction such as the acquisition may entail numerous operational and financial risks, including the risks outlined above and additionally:

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

As a “controlled company” under the Nasdaq Marketplace Rules, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Max Munn of Chief Executive Officer holds [*]% of our voting power. Under Rule 4350(c) of the Nasdaq Marketplace Rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of our directors be independent, as defined in Nasdaq rules and the requirement that our compensation and nominating and corporate governance committees consist entirely of independent directors. Although we have not relied nor do we intend to rely on the “controlled company” exemption under Nasdaq rules, we could elect to rely on this exemption in the future. If we elect to rely on the “controlled company” exemption, a majority of the members of our Board might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, during any time while we remain a controlled company relying on the exemption and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements. Our status as a controlled company could cause our common stock to look less attractive to certain investors or otherwise harm our trading price.

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

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We could encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must ensure our manufacturing facilities, processes, and quality systems, and the manufacture of our UV light sanitation systems, quality control, and documentation policies and procedures. From time to time, we could expend significant resources in obtaining, maintaining, and addressing our compliance with various federal and requirements that may be subject to changes. Our success will depend in part upon our ability to manufacture our products without FDA approval or compliance with and other regulatory requirements.

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

Our directors and officers beneficially own more than 50% of the voting power of our voting stock as of December 31, 2022, and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Our directors and officers have voting control over more than 50% of our voting stock (which excludes 265,253 shares underlying options and warrants issued to the directors and officers, but does include 10,000 shares of the Company’s Super Voting Preferred Stock beneficially owned by Max Munn, our Chief Executive Officer, President and director , which is entitled to 1,000 votes per share (10,000,000 votes in aggregate) and votes with the common stock as a single class. As a result, our directors and officers will have control over all matters submitted to our stockholders for approval, including the election of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

We may sell additional shares of preferred stock on terms that may differ from those of the Series A Preferred Stock. Such shares could rank on parity with or senior to the Series A Preferred Stock offered hereby as to dividends, voting or rights upon liquidation, winding up or dissolution. The creation and subsequent issuance of additional classes of preferred stock on parity with the Series A Preferred Stock, could dilute the interests of the holders of Series A Preferred Stock offered hereby. Any issuance of preferred stock that is senior to the Series A Preferred Stock would not only dilute the interests of the holders of Series A Preferred Stock offered hereby, but also could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock.

We have issued 1,250,000 shares of another series of preferred stock that ranks on parity with the Series A Preferred Stock and such issuance could impact our ability to pay dividends upon the Series A Preferred Stock and will dilute the payment of any liquidation proceeds to the Series A Preferred Stock.

We have issued 1,250,000 shares of 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”), which has a liquidation preference of $6.00 per share and ranks on parity with the Series A Preferred Stock. As long as any dividend payments on the Series B Preferred Stock that are due are not made, we will not be able make dividend payments on the Series A Preferred Stock. Additionally, because the Series B Preferred Stock rank on parity with the Series A Preferred Stock, upon a liquidation of the Company, holders of the Series A Preferred Stock and Holders of Series B Preferred Stock will be entitled to receive their pro rata portion of the liquidation proceeds available to the aggregate outstanding amount of Series A Preferred Stock and Series B Preferred Stock, which could result in the holders of the Sries A Preferred Stock receiving less liquidation proceeds than it otherwise be entitled to.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease and maintain our primary offices and manufacturing facility at 150 N. Macquesten Parkway, Mount Vernon, NY 10550, 185 Randolph Street, Brooklyn, NY 11237, and at 3625 Kennesaw North Industrial Pkwy NW, Kennesaw, GA. 30144. We do not currently own any real estate.

Item 3. Legal Proceedings

On February 25, 2022, James Doyle, a former Chief Operating Officer of the Company filed an arbitration claim against the Company for approximately $1.5 million plus attorneys’ fees and other costs with the American Arbitration Association in the State of New York for severance pay and other claims after being terminated by the Company for cause. The arbitration proceeding was initiated pursuant to the arbitration provision in Mr. Doyle’s employment agreement with the Company. The evidentiary hearing was conducted at the American Arbitration Association’s midtown offices on November 7 - 10, 2022.  Afterwards, the parties submitted post-hearing briefs.  On January 24, 2023, the arbitration panel issued a Partial Final Award, whereby the Panel denied five of the seven counts asserted by Doyle, and awarded him only $100,000 in severance pay plus $21,154 in unused vacation time plus 6,379 additional shares in the Company pursuant to the terms of his Employment Agreement.  Because Mr. Doyle was determined to be the prevailing party, the Panel awarded him his reasonable attorneys’ fees and expenses, which amounts are currently the subject of post-hearing briefing. The respective amounts have been recorded in the Company’s financial statements in S,G&A, interest expense, and accrued expenses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Capital Market under the symbol AUVI.

Holders

As of March 31, 2023, there were 24 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2022 we made the following unregistered sales of our securities:

On January 1, 2022 the Company issued in the aggregate 62,500 unvested shares of its Common Stock to its independent directors, which vest on January 1, 2023.

On January 1, 2022, the Company issued 50,000 shares of its Common Stock to Michael Riccio, Chief Financial Officer, pursuant to his employment agreement.

On March 31, 2022, there was a settlement of a dispute between the Company and the members of Old SAM Partners, LLC (SAM), formerly known as Scientific Air Management, LLC, regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement whereby the seller agreed to relinquish any right, title, and interest in the previously issued 400,000 shares.

On April 11, 2022 the Company issued 75,000 shares of its Common Stock to John Andrews, Chief Executive Officer, pursuant to his employment agreement. Mr. Andrews resigned from the Company as of December 19, 2022, resulting in the cancellation of 59,035 of his unvested shares.

On May 17, 2022, the Company issued 10,000 shares of its Common to Stock to Joseph Luhukay, who was elected to the board of directors by the stockholders on May 17, 2022.

On May 17, 2022, the Company issued 10,000 shares of its Common to Stock to Monica Woo, who was elected to the board of directors by the stockholders on May 17, 2022.

On May 17, 2022, the Company cancelled 17,500 unvested shares of its Common Stock held by Joel Kanter, former Chairman of the Board, who was not re-elected by the stockholders.

On May 17, 2022, the Company cancelled 17,500 unvested shares of its Common Stock held by Alastair Clemow, former director, who resigned from the board as of May 17, 2022.

On May 17, 2022, the Company cancelled 17,500 unvested shares of its Common Stock held by Eugene Bauer, former director, who resigned from the board as of May 17, 2022.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning grants of option awards pursuant to employees, directors, consultants and other independent contractors during the year ended December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	895,000	$3.12	1,605,000
Equity compensation plans not approved by security holders(2)	105,028	7.75	—
Total	1,000,028	$3.61	—

(1)	The Applied UV, Inc. 2020 Omnibus Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 2,500,000 shares for issuance under the Plan.

(2)	Includes 103,278 options granted to Max Munn pursuant his employment contract.

Transfer Agent

The transfer agent for the common stock is Vstock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Applied UV, Inc. (“AUVI”) is a leading sales and marketing company that develops, acquires, markets and sells proprietary surface and air disinfection technology focused on Improving Indoor Air Quality (IAQ), specialty LED lighting and luxury mirrors and commercial furnishings, all of which serves clients globally in the healthcare, commercial & public venue, hospitality, food preservation, cannabis, education, and winery vertical markets.

With its established strategic manufacturing partnerships and alliances including Canon, Acuity, Johnson Controls, USHIO, Siemens, Grainger, and a global network of 89 dealers and distributors in 52 countries, 47 manufacturing representatives, and 10 US based internal sales representatives, AUVI offers a complete suite of products through its two wholly owned subsidiaries - SteriLumen, Inc. (“SteriLumen”) and Munn Works, LLC (“MunnWorks”).

SteriLumen, AUVI’s subsidiary, owns, brands, and markets a portfolio of research backed and clinically proven products utilizing advanced UVC Carbon, Broad Spectrum UVC LED’s, and Photo-catalytic oxidation (PCO) pathogen elimination technology, branded as Airocide ™, Scientific Air™, Airoclean™ 420, Lumicide™, PUROAir, PUROHealth, PURONet, and LED Supply Company.   Sterilumen’s proprietary platform suite of patented surface and air technologies offers one of the most complete pathogen disinfection platforms including mobile, fixed, and HVAC systems and software solutions interconnecting its entire portfolio suite into the IoT, allowing customers to implement, manage and monitor IAQ measures recommended by the EPA across any enterprise. Additionally, the Lumicide™ platform applies the power of ultraviolet light (UVC) to destroy pathogens automatically, addressing the challenge of healthcare-acquired infections (“HAI’s) in several patented designs for infection control in healthcare. LED Supply Company is a full-service, wholesale distributor of LED lighting and controls throughout North America. MunnWorks manufactures and sells custom luxury and electrified mirrors and superior furnishings for the hospitality industry.

Our global list of Fortune 100 end users including Kaiser Permanente, NY Health+Hospitals, MERCY Healthcare, University of Chicago Medical, Baptist Health South Florida, New York City Transit, Samsung, JB Hunt, Boston Red Sox’s Fenway Park, JetBlue Park, France’s Palace of Versailles, Whole Foods, Del Monte Foods, U.S. Department of Veterans Affairs, Marriott, Hilton, Four Seasons and Hyatt, and more. For information on Applied UV, Inc., and its subsidiaries, please visit https://www.applieduvinc.com

Air Disinfection Solutions & LED Lighting: Airocide, Scientific Air, PURO and LED Supply Co.

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). At the time of the acquisition, Akida owned the Airocide™ system of air purification technologies, originally developed for NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that has helped to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing home, grocer, wine, commercial building and retail sectors. The Airocide™ system has been used by brands such as NASA, Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. Akida had contracted KES Science & Technology, Inc. (“KES”) to manufacture, warehouse and distribute the Airocide™ system and Akida’s contractual relationship with KES was assigned to and assumed by the Company as part of the acquisition.

On September 28, 2021, the Company acquired all the assets and assumed certain liabilities of KES. At the time of the acquisition, KES was principally engaged in the manufacturing and distribution of the Airocide™ system of air purification technologies and misting systems. KES also had the exclusive right to the sale and distribution of the Airocide™ system in certain markets. This acquisition consolidated all of manufacturing, sale and distribution of the Airocide™ system under the SteriLumen brand and expanded the Company’s market presence in food distribution, post-harvest produce, wineries, and retail sectors. The Company sells its products throughout the United States, Canada, and Europe.

The Airocide™ system of air purification technologies, originally developed for the National Aeronautics and Space Administration (“NASA”) with assistance from the University of Wisconsin at Madison, uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds and many odors. The core Airocide™ technology has been in use on the International Space Station and is based on photo-catalytic oxidation (PCO), a bioconversion process that continuously converts damaging molds, microorganisms, dangerous pathogens, destructive volatile organic chemicals (VOCs) and biological gasses into harmless water vapor. Unlike other air purification systems that provide “active” air cleaning, ozone producing systems, ionization or “photo-electrochemical oxidation”, Airocide’s™ nanocoating technology permanently bonds titanium dioxide to the surface of the catalytic bed. This permits the perpetual generation of surface-bound (OH-) radicals over the large surface area created by their advanced geometric design and prevents the generation and release of ozone and other harmful byproducts. The proprietary formulation and methods for creating the catalyst are the basis of Airocide’s™ competitive advantage, making it the only consistently robust, highly effective, ozone free PCO technology on the market. Airocide™ has been tested over the past 12 years by governmental agencies such as NASA, the National Renewable Energy Laboratory, independent universities including the University of Wisconsin, Texas Tech University, and Texas A&M, as well as air quality science laboratories. Airocide™ technology is listed as a FDA Class II Medical Device, making it a suitable for providing medical grade air purification in critical hospital use cases. Airocide™ Product lines include APS (consumer units), the GCS and HD lines (commercial units that will include the Sterilumen App to bring connectivity, reporting and asset management to our suite of products). The APS series provides true choice, low maintenance filter-less PCO or a filtered PCO air purification option ideal for restaurants, conference rooms, residential and small business or home office spaces. The GCS series is suitable for larger public spaces and enclosed rooms that may have high occupancy such as offices, waiting rooms and hotel lobbies, and airport gate areas. The HD series is the most powerful, providing two-stage purification for fast sanitization of larger or industrial spaces such as sporting venues and locker rooms, airports, museums, winery cellars, warehouses, and food-processing facilities. All Airocide™ products also extend the life of any perishables like fruit, produce or flowers.

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC (“Old SAM”), which owned a line of air purification technologies (“Scientific Air”). The Scientific Air product line uses a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. Scientific Air’s products are well suited for larger spaces within a facility due to the higher air flow of these units. The units are also mobile with industrial grade casters, allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic. Both of these key items extend our Airocide™ line, creating a comprehensive air disinfection portfolio that spans from small to large spaces and mobile applications. Scientific Air’s products are currently sold predominantly in North America and into the healthcare market.

PURO Lighting

On January 26, 2023 we closed on the merger agreement with PURO Lighting LLC and LED Supply Co. LLC along with its operating subsidiaries (“PURO merger”). PURO and LED Supply Co. own a powerful suite of products used in education, government, and healthcare that incorporates UV Lighting and a HVAC monitoring software platform; LED Supply Co. provides design, distribution, and implementation services for lighting, controls and smart building technologies.

PURO Lighting was founded in 2019 with the goal of using light technology to promote health and wellness within spaces. Today PURO provides a suite of UV disinfection systems that have the ability to disinfect air and surfaces in commercial and industrial spaces. They focus their sales efforts in three primary verticals: Education, Government, and Healthcare.  The acquisition of Puro Lighting, LLC adds PUROHealth and PURONet - a powerful suite of products used in healthcare that incorporates UV Lighting and a HVAC monitoring software platform. With their UL listed and patented portfolio of independently tested (Resonova Labs) synergistic surface and air disinfection technologies that help facility managers protect against multiple pathogens, PURO opens new opportunities for cross marketing sales to existing distribution channels. Additionally, the potential to inter-connect our entire portfolio of disinfection technology solutions into the IoT will provide our customers with both products and smart tools to manage and monitor indoor air quality (IAQ) across any enterprise. Applied UV’s proprietary platform suite of patented technologies offers the most complete pathogen disinfection platform including mobile, fixed and HVAC systems and solutions allowing companies to implement the IAQ measures recommended by the EPA.  PURO boast a strong domestic sales network with reps in 43 states, and distribution in all 50 states.  Their product offerings encompass a range of innovative solutions, including UVC systems for air handling, in-room continuous disinfection using cutting-edge Far-UVC technology, and specialized surface disinfection solutions designed specifically for the healthcare industry.

The Puro merger further positions the Company to address a growing air disinfection market trend that aligns with the White House “Clean Air Initiatives” implemented during the height of the COVID 19 Pandemic designed to protect consumers and businesses against existing and future airborne pathogens allowing economies globally to remain open. The merged entities have proven applications that can now be included in improving indoor air quality (IAQ) at the facility level including HVAV systems in public, government, municipal, retail spaces and buildings. The Puro merger positions Applied UV to be one of the only companies in the world to offer a complete air and surface disinfection platform that includes consumer, fixed and mobile, and commercial applications that are research backed, clinically tested and that are used by global Fortune 100 end users in multiple verticals.

LED Supply Company

Founded in 2009, LED Supply Company is a national, Colorado-based company that provides design, distribution, and implementation services for lighting, controls and smart building technologies. LED Supply Co continues to expand their market reach with a focus on new types of energy efficiency and sustainable technologies. Along with its robust e-commerce component, LED Supply Company has recently taken the next step in revenue growth by repositioning itself as a preferred supplier for not only the latest in LED technologies, but the source for emerging technologies and product categories that the construction and retrofit market need; from electric vehicle charging to smart home technology, emergency and safety equipment, and much more.

We see a number of bidirectional synergies across our entire air and surface disinfection portfolio. First, we look to leverage Airocide’s global distribution capabilities to facilitate the sale of Scientific Air’s and PURO Lightings’ offerings internationally. Second, we look to leverage PURO Lightings’ strength in healthcare to pull through existing Airocide™ units, creating a broad healthcare product line, from small clinics, patient rooms and doctor’s offices to larger spaces such as nursing stations, waiting rooms and cafeterias. Third, we look to leverage the national MunnWorks hospitality reach with leading luxury hotel chain operators to pull through our entire air and surface disinfection portfolio (Airocide™ and Lumicide™) as well as PURO Lightings’ offerings into future hotel, condo and other renovation, upgrade and remodeling projects. Fourth, the Company will look to work with Canon Virginias’ (CVI) extensive field support team to promote the sale of the Companys’ products as well as service capabilities.  Finally, we look to incorporate the PUROAir, PUROHealth and PURONet  (a powerful suite of products used in healthcare that incorporates UV Lighting and a HVAC monitoring software platform) into our IoT integration plans via the Sterilumen App across our entire platform connecting all our units, thereby creating a leading smart asset management, reporting, and control system tool that can be incorporated across all enterprises.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers;
•	our ability to offer competitive product pricing;
•	our ability to broaden product offerings;
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Hospitality	Disinfection	Corporate	Total	Hospitality	Disinfection	Corporate	Total
Net Sales	$13,639,370	$6,500,479	$—	$20,139,849	$5,943,664	$5,723,915	$—	$11,667,579
Cost of Goods Sold	12,375,645	3,725,910	—	16,101,555	4,488,652	3,080,541	—	7,569,193
Gross Profit	1,263,725	2,774,569	—	4,038,294	1,455,012	2,643,374	—	4,098,386
Research and development	—	319,167	—	319,167	—	53,408	—	53,408
Loss on impairment of goodwill	—	6,993,075	—	6,993,075	—	—	—	—
Selling, General and Administrative	4,351,932	7,680,551	2,771,585	14,804,068	2,281,460	6,110,206	2,950,046	11,341,712
Total Operating expenses	4,351,932	14,992,793	2,771,585	22,116,310	2,281,460	6,163,614	2,950,046	11,395,120
Operating Loss	(3,088,207)	(12,218,224)	(2,771,585)	(18,078,016)	(826,448)	(3,520,240)	(2,950,046)	(7,296,734)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	58,276	58,276	—	—	66,862	66,862
Interest expense	—	—	(290,341)	(290,341)	—	—	—	—
Gain on settlement of contingent consideration	—	—	1,700,000	1,700,000	—	—	—	—
Loss on change in contingent consideration	—	—	(240,000)	(240,000)	—	—	(574,000)	(574,000)
Forgiveness of paycheck protection program loan	—	—	—	—	—	—	296,827	296,827
Other income	—	—	274,764	274,764	—	—	24,871	24,871
Total Other Income (Expense)	—	—	1,502,699	1,502,699	—	—	(185,440)	(185,440)
Loss Before Provision for Income Taxes	(3,088,207)	(12,218,224)	(1,268,886)	(16,575,317)	(826,448)	(3,520,240)	(3,135,486)	(7,482,174)
Provision for Income Taxes	—	—	—	—	—	—	(91,819)	(91,819)
Net Loss	$(3,088,207)	$(12,218,224)	$(1,268,886)	$(16,575,317)	$(826,448)	$(3,520,240)	$(3,043,667)	$(7,390,355)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(3,088,207)	$(12,218,224)	$(2,771,585)	$(18,078,016)	$(826,448)	$(3,520,240)	$(2,950,046)	$(7,296,734)
Depreciation and Amortization	321,973	1,815,868	77,600	2,215,441	31,205	915,539	—	946,744
Loss on impairment of goodwill	—	6,993,075	—	6,993,075	—	—	—	—
Stock based compensation	194,458	133,012	392,932	720,402	290,706	229,898	1,029,183	1,549,787
Adjusted EBITDA	$(2,571,776)	$(3,276,269)	$(2,301,053)	$(8,149,098)	$(504,537)	$(2,374,803)	$(1,920,863)	$(4,800,203)

Adjusted EBITDA

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP.  Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $8.1 million for the year ended December 31, 2022, which was an increase of $3.3 million as compared to the year ended December 31, 2021. By segment, Hospitality decreased $2.1 million primarily due to lower gross profit on the completion of projects that were in process when the Company acquired the assets of VisionMark; Disinfection decreased $0.9 million primarily due to the increase in S,G&A from the asset acquisitions of KES and SciAir in late Q3/early Q4 2021; and Corporate decreased $0.3 million primarily due to an increase in professional fees.

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of a suite of air (fixed and mobile) and surface disinfecting systems for use in healthcare, hospitality, food preservation, education, and winery vertical markets (Disinfection segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 14 – Segment Reporting.

Net Sales

Net sales of $20.1 million represented an increase of $8.5 million, or 72.6% for the year ended December 31, 2022 as compared to net sales of $11.6 million for the year ended December 31, 2021. This increase was primarily attributable to the Hospitality segment, with sales of $13.6 million, representing an increase of $7.7 million or 129.5% as compared to 2021. This was largely due to the VisionMark asset acquisition, accounting for $6.0 million of the increase, plus the increase in sales in the base MunnWorks business of $1.7 million, or 28.5%. The Hospitality segment is currently experiencing a rebound in the markets it serves due to hotels resuming their scheduled upgrade, remodel and repair and maintenance activities that were postponed due to the Covid-19 pandemic and subsequent closing of the US economy. The Disinfection segment had sales of $6.5 million in 2022, which represented a 13.6% increase over 2021. The rate of growth was lower than expected as the Disinfection markets have not yet rebounded from the initial “buy-in” during the early stages of the Covid-19 pandemic. Additionally, due to macro market shifts, the Company saw major global trends towards end-to-end systems across entire facilities that include software monitoring capabilities. This allows facilities to implement standards included in the current Environmental Protection Administration’s (EPA) “Clean The Air” initiatives and guidelines announced in early 2022. These guidelines set the standards that are focused on improving Indoor Air Quality (IAQ), including indoor air ventilation and HVAC systems in all public spaces. With these shifting macro trends the Company altered its marketing, merger and acquisition, and research and development activities to address these changes. Additionally, the Company accelerated its Internet of Things (IoT) development, manufacturing processes, and next generation product development roadmap. The PURO merger, coupled with the strategic manufacturing partnership with Canon, further addresses this shift in focus.

Gross Profit

Gross profit was $4.0 million, which was 20.1% of sales for the year ended December 31, 2022 as compared to $4.1 million, which is 35.1% of sales for the year ended December 31, 2021. Gross profit as a percentage of sales decreased primarily due to the higher sales mix of the Hospitality segment. The Hospitality segment’s sales for the year ended December 31, 2022 were 67.7% of AUVI’s total as compared to 50.9% for the year ended December 31, 2021. Additionally, the Hospitality segment’s gross profit as a percentage of sales decreased from 24.5% for the year ended December 31, 2021 to 9.3% for the year ended December 31, 2022, largely as a result of the lower gross profit on the completion of projects that were in process when the Company acquired the assets of VisionMark, which was a non-recurring event. The Company is focused on streamlining both manufacturing and distribution operations across both segments.

Operating Expenses

Selling, General, and Administrative – S,G&A costs were $14.8 million for the year ended December 31, 2022, which represented an increase of $3.5 million as compared to the year ended December 31, 2021. This increase was driven primarily by the asset acquisitions of VisionMark in the Hospitality segment in Q1 2022 and the asset acquisitions of KES and SciAir in the Disinfection segment at the end of Q3/beginning of Q4 2021: payroll and sales commission costs increased $1.5 million; amortization costs increased $1.0 million; marketing increased $0.4 million; professional fees increased $0.3 million; rent increased $0.3 million. The Company anticipates efficiency gains in the coming year as all three acquisitions have been fully integrated and synergies are being leveraged.

Loss on Impairment of Goodwill and Intangibles – The Company determined that a triggering event had occurred as a result of a settlement agreement with Scientific Air. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full non-cash goodwill impairment charge of $1.1 million on the Consolidated Statements of Operations for the year ended December 31, 2022. Subsequently, as of December 31, 2022, we evaluated potential triggering events that might be indicators that other Scientific Air intangibles were impaired. We saw a significant decrease in the number of orders and demand of our Scientific Air product lines. As a result of this impact due to the shifting market trends described above in the Net Sales commentary, an additional non-cash impairment on intangibles of $5.9 million was also recorded in the Consolidated Statements of Operations for the year ended December 31, 2022.

Other Income (Expense)

On March 31, 2022, there was a dispute between the Company and Scientific Air (“Old SAM Partners”) regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where Old SAM Partners agreed to relinquish such Partner’s right, title, and interest in the previously issued 400,000 shares of AUVI common stock that were part of the consideration in the original asset acquisition. The Company recorded a loss on change in fair market value of contingent consideration of $0.24 million, and as a result of the settlement, the Company recorded a gain on settlement of $1.7 million during the year ended December 31, 2022. The company had previously recorded a loss on contingent consideration of $0.57 million for the year ended December 31, 2021 as a result of the decrease in our stock price from the date of acquisition of SciAir and the reporting date.

Other Income includes $0.2 million in the year ended December 31, 2022 for the Employee Retention Tax Credit and $0.3 million in the year ended December 31, 2021 for the Paycheck Protection Program loan forgiveness.

Net Loss

The Company recorded a net loss of $16.6 million for the year ended December 31, 2022, compared to a net loss of $7.4 million for the year ended December 31, 2021. The increase of $9.2 million in the net loss was mainly due to the non-cash Loss on Impairment of Goodwill/Intangibles of $7.0 million and an increase in S,G&A costs of $3.5 million as explained above.

Liquidity and Capital Resources

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net cash used in operating activities	$(8,736,350)	$(6,997,970)
Net cash used in investing activities	(176,280)	(14,589,362)
Net cash provided by financing activities	2,878,959	18,597,558
Net decrease in cash and cash equivalents	(6,033,671)	(2,989,774)
Cash and cash equivalents at beginning of year	8,768,156	11,757,930
Cash, restricted cash, and cash equivalents at end of year	2,734,485	8,768,156

In the year ended December 31, 2022, net cash used in operating activities was $8.7 million, as compared to $7.0 million in the year ended December 31, 2021. The increase in net cash used of $1.7 million was due mainly to the increase in the net loss of $2.7 million, after adjusting for non-cash items, plus an increase in inventory of $3.7 million, offset by an increase in deferred revenue of $3.9 million and a decrease in vendor deposits of $0.9 million. The increase in inventory is mainly due to the increase in VisionMark inventory of $1.4 million and an increase in Airocide inventory of $1.6 million, partly due to the increase in Consumer units in anticipation of planned marketing programs, and partly due to the securing of product in advance to mitigate any risks associated with the transition to Canon manufacturing.

In the year ended December 31, 2022, net cash used in investing activities was $0.2 million as compared to $14.6 million in the year ended December 31, 2021. The decrease of $14.2 million was due primarily to the acquisitions made during 2021: Akida $0.76 million, KES $4.3 million, and Scientific Air $9.5 million, for a total of $14.56 million, as compared to the VisionMark acquisition in March 2022, which only required a payment of ten dollars ($10), in addition to assuming certain liabilities.

In the year ended December 31, 2022, cash provided by financing activities was $2.9 million as compared to $18.6 million in the year ended December 31, 2021. The major financing activities that provided cash for the year ended December 31, 2022 was cash received from the net proceeds of the common stock over-allotment on January 5, 2022 of $1.1 million, plus net proceeds of $0.9 million from the issuance of shares under the ATM (At the Market) sales agreement with Maxim Group. In the year ended December 31, 2021, the Company received net proceeds of $12.3 million from the July 2021 preferred stock offering and $7.0 million form the December, 2021 common stock offering.

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategies. On July 1, 2022, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register and aggregate $50.0 million of securities which may be issued in the form of common stock, preferred stock, warrants, debt securities, rights or units.  Such securities will be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that will be prepared and filed at the time of any offering.  Also, included in the registration statement was a second prospectus which provides for the issuance of $9.0 million of the Company’s common stock in At-The-Market (ATM) transactions pursuant to an equity distribution agreement dated July 1, 2022 between the Company and Maxim Group LLC, as sales agent. As of December 31, 2022, 804,811 shares have been sold via the ATM for gross proceeds of $0.9 million. As of March 31, 2023, and additional 1,764,311 shares have been sold for gross proceeds of $2.3 million, leaving a balance of $5.7 million on the ATM facility. The shelf registration statement will expire on July 12, 2025.

In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The loan is subject to a maximum advance rate of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $5 million. The loan matures on December 9, 2024. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.

The loan accrues interest at a 1.50% margin above the greater of the prime rate or 4.00%. The interest margin is increased to 2.00% in respect to the advances against eligible inventory. If the Company fails to perform any covenant, term or provision of the Loan Agreement, then interest shall accrue at the rate of 6.0% above the interest rate. If after the occurrence of an event of default and the loan is not paid in full by the maturity date, the loan shall bear interest at the rate of 18.0% above the interest rate.

Obligations under the Loan Agreement are secured by all of the Company’s assets. On the effective date the Company paid a loan fee of 2% of the amount of the Loan Facility and will be required to pay a loan fee of 1.5% of the amount of the Loan Facility annually thereafter.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and the Subsidiaries, including, without limitation, restrictions on liens, indebtedness, fundamental changes, capital expenditures, consignments of inventory and distributions.

The Loan Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, certain events of bankruptcy and insolvency, certain events under ERISA and judgments. If an event of default occurs and is not cured within any applicable grace period or is not waived, the Lender is entitled to take various actions, including, without limitation, the acceleration of amounts due thereunder and termination of commitments under the Loan Facility.

There were no borrowings outstanding under the Loan Facility as of December 31, 2022.

On January 25, 2023, (the “Execution Date”) the Company executed a Redeemable Promissory Note with Streeterville Capital, LLC (the “Investor”) in the amount of $2,807,500 (the “Note”). The Note matures eighteen (18) months from its issuance date of January 25, 2023 and bears interest at 8% per annum on the outstanding principal balance of the Note. The original principal balance of the Note is $2,500,000, plus debt issuance costs of $345,000. Beginning on July 25, 2023, the Investor shall have the right in any month to cause the Company to redeem up to $247,500 of the principal amount of the Note in such month. The Company may elect, in its sole discretion, to redeem such portions of the Note in cash or in its common stock or in any combination thereof. If redemptions are made by the Company with its common stock, such stock will be valued at 87.5% of the Nasdaq Minimum Price. The Company may not redeem the Note with its common stock if at the time of such redemption there is an Equity Condition Failure. It is the intention of the Company to make all Note redemption payments in cash and not in stock. Beginning on July 25, 2023, all cash redemptions will be subject to a ten percent (10%) redemption premium. The Company may pay all or any portion of the outstanding balance on or before one hundred five (105) days from the Execution Date without a prepayment penalty; if paid after one hundred five (105) days, the Company will be subject to a 10% prepayment premium.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Applied UV, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied UV, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Applied UV, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2021.

Fort Washington, PA

March 31, 2023

Applied UV, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$2,734,485	$7,922,906
Restricted cash	—	845,250
Accounts receivable, net of allowance for doubtful accounts	1,508,239	986,253
Costs and estimated earnings in excess of billings	1,306,762	—
Inventory, net	5,508,086	1,646,238
Vendor deposits	75,548	992,042
Prepaid expense and other current assets	1,187,223	419,710
Total Current Assets	12,320,343	12,812,399

Property and equipment, net of accumulated depreciation	1,133,468	196,611
Goodwill	3,722,077	4,809,811
Other intangible assets, net of accumulated amortization	11,354,430	18,976,556
Other assets	153,000	—
Right of use assets	4,044,109	1,730,615
Total Assets	$32,727,427	$38,525,992

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$2,982,760	$1,642,108
Contingent Consideration	—	1,460,000
Deferred revenue	4,730,299	788,776
Due to landlord (Note 2)	229,234	—
Warrant liability	9,987	68,263
Financing lease obligations	33,712	7,671
Operating lease liability	1,437,308	389,486
Notes payable	2,098,685	97,500
Total Current Liabilities	11,521,985	4,453,804
Long-term Liabilities
Due to landlord-less current portion (Note 2)	393,230	—
Notes payable- less current portion	765,144	60,000
Financing lease obligations-less current portion	158,070	—
Operating lease liability-less current portion	2,655,103	1,346,428
Total Long-Term Liabilities	3,971,547	1,406,428
Total Liabilities	15,493,532	5,860,232

Stockholders’ Equity
Preferred stock, Series A Cumulative Perpetual, $0.0001 par value, 19,990,000 shares authorized, 552,000 shares issued and outstanding as of both December 31, 2022 and 2021	55	55
Preferred stock, Series X, $0.0001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of December 31, 2022 and 2,000 shares issued and outstanding as of December 31, 2021	1	1
Common stock $.0001 par value, 150,000,000 shares authorized; 13,676,450 shares issued and outstanding as of December 31, 2022 and 12,775,674 shares issued and outstanding as of December 31, 2021	1,368	1,278
Additional paid-in capital	45,619,670	42,877,622
Treasury stock at cost, 113,485 and 0 shares, respectively	(149,686)	—
Accumulated deficit	(28,237,513)	(10,213,196)
Total Stockholders’ Equity	17,233,895	32,665,760
Total Liabilities and Stockholders’ Equity	$32,727,427	$38,525,992

The accompanying notes are an integral part of these audited consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021
Net Sales	$20,139,849	$11,667,579
Cost of Goods Sold	16,101,555	7,569,193
Gross Profit	4,038,294	4,098,386

Operating Expenses
Research and development	319,167	53,408
Selling general and administrative	14,804,068	11,341,712
Loss on impairment of goodwill and intangible assets	6,993,075	—
Total Operating Expenses	22,116,310	11,395,120

Operating Loss	(18,078,016)	(7,296,734)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	58,276	66,862
Interest expense	(290,341)	—
Loss on change in Fair Market Value of Contingent Consideration	(240,000)	(574,000)
Gain on Settlement of Contingent Consideration (Note 2)	1,700,000	—
Other Income	274,764	24,871
Forgiveness of paycheck protection program loan	—	296,827
Total Other Income (Expense)	1,502,699	(185,440)

Loss Before Provision for Income Taxes	(16,575,317)	(7,482,174)

Benefit from Income Taxes	—	(91,819)

Net Loss	$(16,575,317)	$(7,390,355)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(1,449,000)	(603,750)
Net Loss attributable to common stockholders	(18,024,317)	(7,994,105)

Basic and Diluted Loss Per Common Share	$(1.41)	$(0.86)
Weighted Average Shares Outstanding - basic and diluted	12,754,979	9,273,257

The accompanying notes are an integral part of these audited consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Preferred Stock Series A Cumulative		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
Balance, January 1, 2021	—	$—	2,000	$1	7,945,034	$795	—	$—	$11,973,051	$(2,219,091)	$9,754,756
Shares granted to settle previously recorded liability	—	—	—	—	3,000	—	—	—	21,420	—	21,420
Warrant liability recognized in connection with initial issuance of November offering (See Note 7)	—	—	—	—	—	—	—	—	(135,125)	—	(135,125)
Exercise of warrants	—	—	—	—	17,852	2	—	—	1,155	—	1,157
Common stock issued for acquisition	—	—	—	—	2,075,000	208	—	—	10,195,293	—	10,195,501
Stock-based compensation	—	—	—	—	74,500	7	—	—	1,549,781	—	1,549,788
Common stock issued in public offering, net of costs	—	—	—	—	2,666,667	267	—	—	6,999,661	—	6,999,928
Preferred stock issued in public offering, net of costs	552,000	55	—	—	—	—	—	—	12,272,385	—	12,272,440
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	—	—	(603,750)	(603,750)
Cancellation of restricted stock	—	—	—	—	(6,379)	(1)	—	—	1	—	—
Net loss	—	—	—	—	—	—	—	—	—	(7,390,355)	(7,390,355)
Balance, December 31, 2021	552,000	$55	2,000	$1	12,775,674	$1,278	—	$—	$42,877,622	$(10,213,196)	$32,665,760
Common stock issued in public offering (over-allotment), net of costs	—	—	—	—	400,000	40	—	—	1,091,960	—	1,092,000
Common stock issued in public offering (ATM), net of costs	—	—	—	—	804,811	80	—	—	929,656	—	929,736
Cancellation of restricted shares	—	—	—	—	(111,535)	(11)	—	—	11	—	—
Settlement of stock in connection with prior acquisition					(400,000)	(40)			40	—	—
Common shares repurchased	—	—	—	—	—	—	113,485	(149,686)	—	—	(149,686)
Reissuance of preferred stock	—	—	8,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	207,500	21	—	—	720,381	—	720,402
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	(1,449,000)	(1,449,000)
Net Loss	—	—	—	—	—	—	—	—	—	(16,575,317)	(16,575,317)
Balance, December 31, 2022	552,000	$55	10,000	$1	13,676,450	$1,368	113,485	$(149,686)	$45,619,670	$(28,237,513)	$17,233,895

The accompanying notes are an integral part of these audited consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from Operating Activities
Net Loss	$(16,575,317)	$(7,390,355)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	720,402	1,549,788
Bad debt expense (recovery)	94,714	(71,003)
Forgiveness of paycheck protection program loan	—	(296,827)
Change in fair market value of warrant liability	(58,276)	(66,862)
Gain on settlement of loan payable	—	(20,000)
Loss on change in fair market value of contingent consideration (Note 2)	240,000	—
Gain on settlement of contingent consideration	(1,700,000)	574,000
Loss on impairment of goodwill and intangible assets	6,993,075	—
Change in reserve for Obsolescence inventory	(52,208)	(140,000)
Amortization of right-of-use asset	1,213,949	635,540
Depreciation and amortization	1,991,798	946,744
Amortization of debt discount	223,643	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	19,850	73,189
Cost and estimated earnings excess of billings	(1,125,610)	—
Inventory	(3,633,057)	(166,126)
Vendor deposits	916,494	(951,242)
Prepaid expenses and other current assets	(448,680)	35,273
Income taxes payable	—	(173,716)
Accounts payable and accrued expenses	1,340,655	(361,569)
Billings in excess of costs and earnings on uncompleted contracts	(1,388,838)	—
Deferred revenue	3,941,523	(544,563)
Due to landlord	(279,518)	—
Operating lease payments	(1,170,949)	(630,241)
Net Cash Used in Operating Activities	(8,736,350)	(6,997,970)

Cash Flows From Investing Activities
Cash paid for patent costs	(682)	(14,434)
Purchase of machinery and equipment	(23,017)	(14,735)
Acquisitions, net of cash acquired (Note 2)	(10)	(14,560,193)
Payments on note payable	(152,571)	—
Net Cash Used in Investing Activities	(176,280)	(14,589,362)

Cash Flows From Financing Activities
Payments on financing leases	(6,591)	(7,217)
Proceeds from warrant exercise	—	1,157
Shares repurchased	(149,686)	—
Dividends to preferred shareholders	(1,449,000)	(603,750)
Payments on loan payable	—	(65,000)
Proceeds from equity raises, net	2,021,736	19,272,368
Proceeds from note payable, net	2,462,500	—
Net Cash Provided by Financing Activities	2,878,959	18,597,558

Net Decrease in Cash and equivalents	(6,033,671)	(2,989,774)
Cash, restricted cash, and cash equivalents at January 1,	8,768,156	11,757,930
Cash, restricted cash, and cash equivalents at December 31,	$2,734,485	$8,768,156

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$57,534	$1,022
Income taxes	$—	$16,246
Supplemental Schedule of Non-Cash Financing and Investing Activities:
Initial recognition of warrant liability	$—	$135,125
Property and equipment obtained in exchange for financing lease liabilities	$190,702	—
Reclassification from liability to be settled in stock to additional paid in capital	$—	$21,420
Common stock issued in connection with acquisitions	$—	$10,195,501
Initial recognition of contingent consideration liability	$—	$886,000
Recognition of right of use asset - operating lease	$3,527,443	$1,884,730
Issuance of Note Payable for payment of prepaid expense	$318,833	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

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

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2022, the Company was approximately $2,473,000 in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

For the year ended December 31, 2022, the Company had no major suppliers that accounted for over 10% of supplies and materials used by the Company. For the year ended December 31, 2021, the Company had two major suppliers that accounted for approximately 25.4% of supplies and materials used by the Company. The amounts have been recorded as costs of sales in the consolidated statements of operations.

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

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of December 31, 2022 and 2021, the Company had approximately $27,000 and $1,077,000, respectively, in cash equivalents.

Accounts receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any. The Company had an allowance for doubtful accounts approximating $35,000 and $9,000 as of December 31, 2022 and 2021 respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $88,000 and $140,000 as of December 31, 2022 and 2021, respectively.

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

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations. During the year ended December 31, 2022, we evaluated potential triggering events that might be indicators that our goodwill and definite lived intangibles were impaired. As a result of our evaluation, we determined that the fair value of our goodwill and certain intangible assets were less than the carrying amount as of December 31, 2022. This resulted in a total impairment charge of $6,993,075. See note 2 for further information related to the impairment.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended December 31, 2022 and 2021.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	As of December 31,
	2022	2021
Common stock options	1,000,028	644,314
Common stock warrants	192,419	192,419
Total	1,192,447	836,733

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, research and development costs are expensed as incurred.

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

MunnWorks projects, including those from the VisionMark acquisition, are completed within the Company’s facilities. For these projects, the company designs, manufactures and sells custom mirrors and furniture for the hospitality and retail industries through contractual agreements. These sales require the company to deliver the products within three to nine months from commencement of order acceptance. Revenue is recognized using the input method of accounting. Deferred revenue represents amounts billed in excess of revenues recognized. Revenues recognized in excess of amounts billed typically does not occur as the Company will not perform any work in excess of the amount the company bills to its customers. If work is performed in excess of amounts billed, the Company will record an unbilled receivable.

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

Revenue recognized over time and revenue recognized at a point in time for the years ended:

Schedule of revenue:

	December 31,
	2022	2021
Recognized over time	$9,419,117	$1,606,950
Recognized at a point in time	10,720,732	10,060,629
	$20,139,849	$11,667,579

Deferred revenue was comprised of the following as of:

	December 31,	December 31,
	2022	2021
Recognized over time	$3,581,195	$94,867
Recognized at a point in time	1,149,104	693,908
	$4,730,299	$788,775

Deferred revenue amounting to $788,775 as of December 31, 2021 was recognized as revenue during the year ended December 31, 2022.

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $821,448 and $963,385 for the years ended December 31, 2022 and 2021, respectively.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the years ended December 31, 2022 and 2021 was $1,109,207 and $799,799, respectively.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of December 31, 2022 and 2021, the vendor deposit balance was $75,548 and $992,042, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of December 31, 2022 and 2021, capitalized patent costs net of accumulated amortization was $1,593,741 and $1,693,124, respectively. For the years ended December 31, 2022 and 2021, the Company recorded $100,065 and $32,398, respectively, of amortization expense for these patents.

Recently adopted accounting standards:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (eTopic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the consolidated financial statements.

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805") and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820"). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company years ended December 31, 2022 and 2021. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

Akida Holdings LLC

On February 8, 2021 Applied UV, Inc. (the “Company”), entered into an asset purchase agreement (the “APA”) by and among the Company, SteriLumen, Inc., a New York corporation and wholly-owned subsidiary of the Company (the “Purchaser”) and Akida Holdings LLC, a Florida limited liability company (the “Seller”) pursuant to which the Purchaser acquired substantially all of the assets of the Seller and assumed certain of its current liabilities and contract obligations, as set forth in the APA (the “Acquisition”). In the Acquisition, the Purchaser acquired all the Seller’s assets and was assigned its contracts related to the manufacture and sale of the Airocide™ system, originally developed for NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UV-C and a proprietary, titanium dioxide-based photocatalyst that has applications in the hospitality, hotel, healthcare, nursing homes, grocer, wine, commercial buildings, and retail sectors.

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

On March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 400,000 shares. During the three months ended March 31, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000. The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill and intangible assets determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 in the first quarter of 2022. Subsequently, as of December 31, 2022, we evaluated potential triggering events that might be indicators that our definite lived intangibles were impaired. We saw a significant decrease in the number of orders and demand of certain product lines within our disinfectant business segment.

As a result of our evaluation, we determined that the fair value of certain intangible assets were less than the carrying amount as of December 31, 2022. The Company recorded an impairment on intangibles of $5,854,872 in the Consolidated Statements of Operations during the year ended December 31, 2022.

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

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of past due lease payments per month for the next 36 months commencing on April 1, 2022. The Company recognized a discount and related liability equal to the present value of the past due lease liability, and amortizes the difference between such present value and the liability through interest expense using a rate of 38.7% as per the effective interest rate method over the repayment period. Amortization of discount included in interest expenses was $146,073 for the year ended December 31, 2022.

As of December 31, 2022, the future maturity of the lease liability as of December 31, is as follows:

Years Ended December 31,
2023	$372,684
2024	372,684
2025	93,174
Total	838,542
Less: Unamortized discount	(216,078)
Total amount due to landlord	622,464
Less: current portion of amount due to landlord, net of discount	(229,235)
Total long-term portion of amount due to landlord	$393,230

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	December 31,	December 31,
	2022	2021
Raw materials	$3,485,040	$356,759
Finished goods	2,110,838	1,429,479
Inventory at cost	5,595,878	1,786,238
Less: Reserve	(87,792)	(140,000)
Inventory	$5,508,086	$1,646,238

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

	December 31,	December 31,
	2022	2021
Machinery and Equipment	$1,266,189	$254,685
Leasehold improvements	67,549	67,549
Furniture and Fixtures	203,256	54,041
	1,536,994	376,275
Less: Accumulated Depreciation	(403,526)	(179,664)
	$1,133,468	$196,611

Depreciation expense, including amortization of assets under financing leases, for the year ended December 31, 2022 and 2021 was $223,862 and $137,777, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Intangible assets subject to amortization
Customer Relationship (Note 2)	$1,655,598	$7,323,000
Trade Names	2,208,530	2,396,000
Patents	1,730,771	1,730,089
Technology and Know How	8,341,000	8,341,000
	13,935,899	19,790,089
Less: Accumulated Amortization	(2,581,469)	(813,533)
	$11,354,430	$18,976,556

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

As described in Note 2 of the financial statements, a quantitative impairment test on the goodwill and intangible assets determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 in the first quarter of 2022. Subsequently, as of December 31, 2022, we evaluated potential triggering events that might be indicators that our definite lived intangibles were impaired. We saw a significant decrease in the number of orders and demand of certain product lines within our disinfectant business segment. As a result of our assessment, the Company recorded an additional impairment on trade name and customer relationship intangible assets of $187,470 and $5,667,402, respectively, in the Consolidated Statements of Operations during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company recorded total amortization expense related to intangible assets of $1,767,936 and $808,967, respectively. The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets is as follows:

For the years ending December 31,
2023	$1,256,948
2024	1,256,948
2025	1,256,948
2026	1,242,192
2027	1,197,925
Thereafter	5,143,468
Total	$11,354,430

NOTE 6 – FINANCING LEASE OBLIGATION

The Company’s future minimum principal and interest payments under a financing lease for machinery and equipment are as follows:

For the years ending December 31,
2023	$51,716
2024	48,145
2025	48,145
2026	48,145
2027	36,109
Total lease payments	232,261
Less: Amount representing interest	(40,479)
Present value of future minimum lease payments	191,782
Less: current portion	(33,712)
Financing lease obligations, net of current	158,070

NOTE 7 – NOTES PAYABLE

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2022, the company has an outstanding balance of $157,500, and no payments have been made as of year end.

Minimum obligations under this loan agreement are as follows:

For the year ending December 31,
2023	$127,500
2024	30,000
Total	$157,500

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Streeterville Note

On October 7, 2022, the Company entered into a Security Purchase Agreement with Streeterville Capital, LLC whereby the Company issued an 8% unsecured redeemable note in the principal amount of $2,807,500. The Company received net proceeds of $2,462,500, after the deduction of debt issuance costs of $345,000. These fees were recorded as debt discounts, net of the carrying value of the debt, and are being amortized over the life of the loan using the effective interest rate method. The note has a maturity date of April 7, 2024. At any time following the occurrence of any event of default, interest shall accrue on the outstanding balance beginning on the date the applicable event of default occurred at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The following table presents the balance of the Streeterville Note, net of discount at December 31, 2022.

December 31,
2022
Principle outstanding	$2,807,500
Debt discount	(345,000)
Total	2,462,500

Accumulated amortization of debt discount	77,600
Streeterville note, net of related discount	$2,540,100

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Minimum obligations under this loan agreement are as follows:

For the years sending December 31,
2023	$2,072,500
2024	735,000
Total	$2,807,500

The lender has the right at any time 6 months after the effective date, at its election, to redeem all or part of the maximum redemption amount as set forth in the promissory note. Payments of each redemption amount may be made (a) in cash, or (b) in common stock per the following formula: the portion of the applicable Redemption amount being paid in common stock divided by the common stock redemption price, or (c) by any combination of the foregoing. Whereas common stock redemption price means 87.5% multiplied by the Nasdaq minimum price. Whereas Nasdaq minimum price means the lower of: (i) the closing price on the trading day immediately preceding the date the common stock redemption price is measured; or (ii) the average closing price of the common stock for the five trading days immediately preceding the date the common stock redemption price is measured.

The principal amount of the Note may be prepaid in full, or any portion of the outstanding balance earlier than it is due; provided that in the event borrower elects to prepay all or any portion of the outstanding balance it shall pay to lender 120% of the portion of the outstanding balance borrower elects to prepay. The prepayment premium will not apply if borrower repays the Note in full on the anniversary date, which is one year from the purchase price date.

If prior to the anniversary date all redemption amounts are paid as common stock redemptions, then each time after the anniversary date that borrower makes a common stock redemption, $8,333 of the monitoring fee will be deducted from the outstanding balance, not to exceed $50,000. No interest will accrue on the monitoring fee.

For the year ended December 31, 2022, the Company recognized $345,000 as a debt discount relating to the fee and will be amortized using the effective interest method over the term of the note. The effective interest rate of the note is 22.23%. The Company recorded $77,600 due to debt discount amortization to interest expense in the accompanying Statement of Operations and as a result, at December 31, 2022, the remaining unamortized balance was $267,400.

Interest expense recorded in the accompanying Statements of Operations by the Company was $53,031 for the year ended December 31, 2022.

Directors and Officers Liability Insurance Agreement

On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment expected to be made in June 2023. At December 31, 2022, the outstanding balance on the note payable was $166,262. The interest expense for the year ended December 31, 2022 was immaterial to the consolidated financial statements.

Pinnacle Note

In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The loan is subject to a maximum advance rate of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $5 million. The loan matures on December 9, 2024. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The loan accrues interest at a 1.50% margin above the greater of the prime rate or 4.00%. The interest margin is increased to 2.00% in respect to the advances against eligible inventory. If the Company fails to perform any covenant, term or provision of the Loan Agreement, then interest shall accrue at the rate of 6.0% above the interest rate. If after the occurrence of an event of default and the loan is not paid in full by the maturity date, the loan shall bear interest at the rate of 18.0% above the interest rate.

Obligations under the Loan Agreement are secured by all of the Company’s assets. On the effective date the Company paid a loan fee of 2% of the amount of the Loan Facility and will be required to pay a loan fee of 1.5% of the amount of the Loan Facility annually thereafter.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and the Subsidiaries, including, without limitation, restrictions on liens, indebtedness, fundamental changes, capital expenditures, consignments of inventory and distributions.

The Loan Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, certain events of bankruptcy and insolvency, certain events under ERISA and judgments. If an event of default occurs and is not cured within any applicable grace period or is not waived, the Lender is entitled to take various actions, including, without limitation, the acceleration of amounts due thereunder and termination of commitments under the Loan Facility.

There were no borrowings outstanding under the Loan Facility as of December 31, 2022.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 8 – FAIR VALUE MEASUREMENTS (continued)

We did not have any transfers between levels during the periods presented.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2022 and 2021:

	Carrying Amount	Fair Value	Quoted Priced active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	As of December 31, 2022
Assets
Money market funds	$26,828	$26,828	$26,828	$—	$—
Total assets	$26,828	$26,828	$26,828	$—	$—
Liabilities
Contingent consideration	$—	$—	$—	$—	$—
Warrant liability	9,987	9,987	—	—	9,987
Total liabilities	$9,987	$9,987	$—	$—	$9,987

	As of December 31, 2021
Assets
Money market funds	$1,076,664	$1,076,664	$1,076,664	$—	$—
Total assets	$1,076,664	$1,076,664	$1,076,664	$—	$—
Liabilities
Contingent consideration	$1,460,000	$1,460,000	$1,460,000	$—	$—
Warrant liability	68,263	68,263	—	—	68,263
Total liabilities	$1,528,263	$1,528,263	$1,460,000	$—	$68,263

The carrying amounts of accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2022 and 2021 because of the relatively short maturity of these instruments. There were no other level 3 or level 1 assets or liabilities as if December 31, 2022.

Money market funds – Cash equivalents of $26,828 and $1,076,664 as of December 31, 2022 and 2021, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Contingent consideration – The fair value of the contingent consideration is derived through the quoted market price of our stock, which represents a Level 1 measurement within the fair value hierarchy.

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

In connection with the acquisitions of SciAir, KES, and Akida during 2021, and VisionMark in 2022, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

At the Market Sales Agreement

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement (ATM) with Maxim Group, LLC, for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022 the Company sold 804,811 ATM shares through the sales agent with gross proceeds of $964,083. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $28,922. As of March 31, 2023, an additional 1,764,311 shares have been sold for gross proceeds of $2,314,860, leaving a balance of $5,721,057 on the ATM facility. The shelf registration statement will expire on July 12, 2025.

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

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. As of December 31, 2022, the Company has a total 113,485 of treasury shares, all of which have been purchased as of December 31, 2022.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2022, the Company had 10,000 preferred shares designated as Series X Preferred Stock and 19,990,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). Upon certain events, the Company may, subject to certain conditions, at the Company’s option, redeem the Series A Preferred Stock. See below for a further description of the Series A Preferred Stock:

Dividends: Holders are entitled to receive cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The company has classified $0 and $845,250 as restricted cash as of December 31, 2022 and 2021, respectively, as a reserve to pay the remaining required dividends for the first year.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

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

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. There are 1,605,000 shares available for future grants under the plan.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2021	136,750	$4.96	$2.27	9.95	$—
Options granted	602,564	7.81	5.43	10.00	—
Options forfeited	(95,000)	4.96	3.73	—	—
Options exercised	—	—	—	—	—
Balances, December 31, 2021	644,314	$7.11	$5.03	8.47	$—
Options granted	639,000	1.66	1.06	10.00	—
Options forfeited	(283,286)	7.02	—	—	—
Options exercised	—	—	—	—	—
Balances, December 31, 2022	1,000,028	$3.61	$—	9.03	$—
Vested	320,109	$5.69			$—

Share-based compensation expense for options totaling $567,194 and $721,783 was recognized for the years ended December 31, 2022 and 2021, respectively, based on requisite service periods.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

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

As of December 31, 2022 there was $1,090,364 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.19 years.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2022 and 2021 are set forth in the table below.

	2022	2021
Stock Price	$0.90 - $2.70	$4.16 - $9.79
Exercise Price	$1.07 - $2.70	$4.16 - $9.79
Dividend Yield	0%	0%
Volatility	78.95% - 92.96%	75.04% - 89.96%
Risk-Free Rate	1.26% - 3.46%	1.02% - 1.40%
Expected Life (in years)	5.31 - 6.08	5.36 - 6.25

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares	Weighted-Average Exercise Price
Balances, January 1, 2021	235,095	$5.89
Granted	—	—
Exercised	(42,676)	—
Balances, December 31, 2021	192,419	$5.84
Granted	—	—
Exercised	—	—
Balances, December 31, 2022	192,419	$5.84
Vested	192,419	$5.84

For the years ended December 31, 2022 and 2021, the Company recorded a gain on the change in fair value of warrant liability in the amount of $58,276 and $66,862, respectively. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2022: (a) exercise price of $6.56, (b) volatility rate of 94.55%, (c) risk free rate of 4.22%, (d) term of 2.86 years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2021: (a) exercise price of $6.56, (b) volatility rate of 82.08%, (c) risk free rate of 0.98%, (d) term of 3.86 years, and (e) dividend rate of 0%.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Awards

The Company records compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and the expense is amortized over the vesting period. These restricted stock awards are subject to time-based vesting conditions based on the continued service of the restricted stock award holder.

The following table presents the restricted stock units activity for the years ended December 31, 2021 and 2022:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2021	187,555	$5.00
Granted and unvested	274,500	5.16
Vested	(163,176)	5.24
Forfeited/Cancelled	(6,379)	5.00
Unvested shares, December 31, 2021	292,500	4.71
Granted and unvested	207,500	2.10
Vested	(100,966)	3.88
Forfeited/Cancelled	(311,535)	4.45
Unvested shares, December 31, 2022	87,499	$2.38
Vested as of December 31, 2022	306,670	$4.76

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $153,208 and $550,138 of compensation expense within its statements of operations for the years ended December 31, 2022 and 2021, respectively.

The unvested shares as of December 31, 2022 represent $149,438 in unrecognized stock based compensation which will be recognized over a weighted average period of 2.10 years.

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

On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space that commenced on April 1, 2022 and will expire on June 1, 2023, with a rate ranging from $94,529 to $97,365 per month. On December 31, 2022, the Company exercised its option to renew the first renewal term, commencing on July 1, 2023 and ending on June 30, 2025. As a result of the extension of the lease, the Company recorded an additional $2,146,785 of ROU asset and liability on the balance sheet on December 31, 2022.

Rent expense for the years ended December 31, 2022 and 2021 was $1,375,848 and $249,100 respectively.

Schedule maturities of operating lease liabilities outstanding as of December 31, 2022 are as follows:

2023	$1,699,318
2024	1,702,014
2025	969,567
2026	174,900
Total lease payments	4,545,799
Less: Imputed Interest	(453,388)
Present value of future minimum lease payments	$4,092,411

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

NOTE 11 – PAYROLL PROTECTION PROGRAM

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

Under the CARES Act, further economic relief was provided through the Employee Retention Tax Credit (ERTC). In the year ended December 31, 2022, the Company recorded non-operating income of $205,052 related to the ERTC as a component of Other Income.

NOTE 12 - NOTE RECEIVABLE- RELATED PARTY

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

NOTE 13 - INCOME TAXES

The provision for federal and state income taxes for the years ended is as follows:

	2022	2021
Current provision:
Federal	$—	$(110,234)
State	—	18,415
Deferred provision (benefit):
Federal	$—	$—
State	—	—
Total Deferred	—	—
Total provision for income taxes	$—	$(91,819)

Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	2022	2021
Deferred tax assets:
Net operating loss	$3,170,457	$1,732,422
Fixed assets	(51,573)	14,493
Lease	52,340	1,201
Loss on contingency	(193,398)	130,765
Intangible assets	1,663,044	1,707
Research and development	64,189	0
Stock based compensation	95,908	284,468
Accrual to cash conversion	1,099,403	216,068
Total	$5,900,370	$2,381,124
Valuation allowance	$(5,900,370)	$(2,381,124)
Net	$—	$—

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

Effective tax rates differ from the federal statutory rate of 21% applied to income before provision for income taxes due to the following:

	2022	2021
Federal statutory rate times financial statement income	$(3,551,627)	$(1,552,673)
Permanent tax basis differences	(2,268)	(72,997)
Deferred true up	159,849	13,911
State taxable income, net	(158,480)	(86,700)
Change in Valuation allowance	3,519,246	1,524,637
Rate change	—	154,179
True up	—	(91,819)
Other	33,280	19,643

Total provision for income taxes	$—	$(91,819)

The Company has available net operating loss approximately $16,757,643 for tax purposes to offset future taxable income. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2018 through 2021 remain open to examination by federal agencies and other jurisdictions in which it operates.

NOTE 14 - SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has three reportable segments: the design, manufacture, assembly and distribution of a suite of air (fixed and mobile) and surface disinfecting systems for use in healthcare, hospitality, food, wine, and commercial municipal and residential markets (Disinfection segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, segment selling, general and administrative expenses, research and development costs and stock-based compensation. It does not include other charges (income), or interest.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 14 - SEGMENT REPORTING (continued)

	Hospitality	Disinfectant	Corporate	Total
Balance sheet at December 31, 2022
Assets	$9,638,828	$19,831,097	$3,257,502	$32,727,427
Liabilities	10,666,643	1,545,217	3,281,672	15,493,532
Balance sheet at December 31, 2021
Assets	$2,158,789	$27,851,691	$8,515,512	$38,525,992
Liabilities	2,481,186	1,528,706	1,850,340	5,860,232

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the year ended December 31, 2022
Net Sales	$13,639,370	$6,500,479	$—	$20,139,849
Cost of Goods Sold	12,375,645	3,725,910	—	16,101,555
Research and development	—	319,167	—	319,167
Loss on impairment of goodwill	—	6,993,075	—	6,993,075
Selling, General and Administrative expenses	4,351,932	7,680,551	2,771,585	14,804,068
Income Statement for the year ended December 31, 2021
Net Sales	$5,943,664	$5,723,915	$—	$11,667,579
Cost of Goods Sold	4,488,652	3,080,541	—	7,569,193
Research and development	—	53,408	—	53,408
Selling, General and Administrative expenses	2,281,460	6,110,206	2,950,046	11,341,712

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 15 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the years ended December 31, 2022 and 2021 as though the company acquired Akida, KES, Visionmark, and SciAir (the “Acquired Companies”) on January 1, 2021 is set forth below.

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Net Sales	$22,248,183	$22,072,379
Net Loss	(16,580,044)	(9,046,424)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(1,449,000)	603,750
Net Loss attributable to common stockholders	(18,031,480)	(9,650,174)
Basic and Diluted Loss Per Common Share	$(1.41)	$(0.98)
Weighted Average Shares Outstanding - basic and diluted	12,754,979	9,799,627

NOTE 16 – SUBSEQUENT EVENTS

Streeterville Capital

On January 25, 2023, (the “Execution Date”) the Company executed a Redeemable Promissory Note with Streeterville Capital, LLC (the “Investor”) in the amount of $2,807,500 (the “Note”). The Note matures eighteen (18) months from its issuance date of January 25, 2023 and bears interest at 8% per annum on the outstanding principal balance of the Note. The original principal balance of the Note is $2,500,000, plus debt issuance costs of $345,000. Beginning on July 25, 2023, the Investor shall have the right in any month to cause the Company to redeem up to $247,500 of the principal amount of the Note in such month. The Company may elect, in its sole discretion, to redeem such portions of the Note in cash or in its common stock or in any combination thereof. If redemptions are made by the Company with its common stock, such stock will be valued at 87.5% of the Nasdaq Minimum Price. The Company may not redeem the Note with its common stock if at the time of such redemption there is an Equity Condition Failure. It is the intention of the Company to make all Note redemption payments in cash and not in stock. Beginning on July 25, 2023, all cash redemptions will be subject to a ten percent (10%) redemption premium. The Company may pay all or any portion of the outstanding balance on or before one hundred five (105) days from the Execution Date without a prepayment penalty; if paid after one hundred five (105) days, the Company will be subject to a 10% prepayment premium.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Acquisitions

The PURO Acquisition

On January 26, 2023 (the “Closing Date”), prior to the effective time of the Puro Mergers (as defined below), the Company paid or issued, as applicable (i) 2,497,220 shares of the Company’s common (based on a value of $2.00 per share), (ii) 251,108 shares of the Company’s 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”) (iii) $1,335,114 of PURO’s indebtedness to various creditors, (iv) $221,675 of the PURO’s transaction expenses and (v) $2,500,000 and 1,250,000 shares of the Company’s 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) in repayment of a $5 million note issued by PURO and held by one of its vendor’s. As a result of these issuances and payments the Company and PURO agreed that the acquisition of PURO by the Company (the “PURO Acquisition”) was closed and the PURO Mergers could be affected as soon as possible. The Company financed the payments described above through a $2,807,500 Redeemable Promissory Note from Streeterville Capital, LLC (the “Redeemable Note”) and a $1,537,938 draw on a line of credit from Pinnacle Bank (the “Line of Credit Draw”). The shares described in clauses (i) and (ii) above are collectively referred to herein as the “PURO Equity Consideration”.

 On January 27, 2023 in connection with the prior closing of the PURO Acquisition, the Company caused a two-step merger to occur as follows: (i) a merger between PURO Lighting, LLC, a Colorado limited liability company (“Old PURO”) and PURO Acquisition Sub I, Inc., a Colorado corporation (“PURO Sub I”) and wholly owned subsidiary of the Company became effective (the “First PURO Merger), whereby PURO Sub I was the surviving entity of the merger and then (ii) a merger between PURO Sub I and PURO Acquisition Sub II, LLC, a Delaware limited liability corporation (“PURO Sub II”) and wholly owned subsidiary of the Company became effective (the “Second PURO Merger” and together with the First PURO Merger, the “PURO Mergers”), in each case, pursuant to a previously executed Agreement and Plan of Merger dated as of December 19, 2022, as amended on January 26, 2023 (the “PURO Merger Agreement”), by and between the Company, PURO Acquisition Sub I, PURO Acquisition Sub II, PURO, Brian Stern and Andrew Lawrence. In connection with the PURO Mergers, PURO Sub II was renamed Puro Lighting, LLC (“New PURO”) and New PURO is a wholly-owned subsidiary of the Company.

At the effective time of the First Puro Merger (i) all of the capital stock of PURO Merger Sub I that was outstanding immediately prior to the effective time of the First PURO Merger was converted into and became (i) 100% of the membership interests of Old PURO (and the membership interests of Old PURO into which the membership interests of PURO Merger Sub I were converted became the only outstanding membership interests of Old PURO) and (ii) the right of each holder of a membership interest or profit interest in Old PURO immediately prior to the effective time of the First PURO Merger to receive from the Company their ownership percentage of the following:

(1)	The PURO Equity Consideration; and
(2)	The right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the PURO Merger Agreement and Schedule II thereto.

The LED Supply Acquisition

On the Closing Date, prior to the effective time of the Puro Mergers, the Company paid or issued, as applicable (i) 1,377,777 shares of the Company’s common stock; (ii) 148,888 shares of Series C Preferred Stock; (iii) $364,316 of Old LED Supply’s indebtedness to various creditors; and (iv) $221,674 of Old LED Supply’s transaction expenses. Part of Old LED Supply’s indebtedness on the Closing Date was $1,778,667 outstanding principal and interest on a line of credit from JP Morgan Chase Bank, N.A. (the “Chase Loan”). The Company has agreed to repay the Chase Loan 14 calendar days from the Closing Date As a result of these issuances, agreements and payments the Company and Old LED Supply agreed that the acquisition of Old LED Supply by the Company (the “LED Supply Acquisition”) was closed and the LED Supply Mergers could be effected as soon as possible. The Company financed the payments described above through the Line of Credit Draw. The shares described in clauses (i) and (ii) above are collectively referred to herein as the “LED Supply Equity Consideration”.

On January 27, 2023 in connection with the prior closing of the LED Supply Acquisition, the Company caused a two-step merger to occur as follows: (i) a merger between LED Supply Co. LLC, a Colorado limited liability company (“Old LED Supply”) and LED Supply Acquisition Sub I, Inc., a Colorado corporation (“LED Supply Sub I”) and wholly owned subsidiary of the Company became effective (the “First LED Supply Merger”), whereby LED Supply Acquisition Sub I was the surviving entity in the merger and then (ii) a merger between LED Supply Sub I and LED Supply Acquisition Sub II, LLC, a Delaware limited liability corporation (“LED Supply Sub II”) and wholly owned subsidiary of the Company became effective (the “Second LED Supply Merger” and together with the First LED Supply Merger, the “LED Supply Mergers”), pursuant to the previously executed Agreement and Plan of Merger dated as of December 19, 2022, as amended on January 26, 2023 (the “LED Supply Merger Agreement”), by and between the Company, LED Supply Acquisition Sub I, LED Supply Acquisition Sub II, LED Supply, Brian Stern and Andrew Lawrence. In connection with the LED Supply Mergers, LED Supply Sub II was renamed Led Supply Co. LLC (“New LED Supply”) and New LED Supply is a wholly-owned subsidiary of the Company.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

At the effective time of the First LED Supply Merger (i) all of the capital stock of LED Supply Merger Sub I that was outstanding immediately prior to the effective time of the First LED Supply Merger was converted into and became (i) 100% of the membership interests of Old LED Supply (and the membership interests of Old LED Supply into which the membership interests of LED Supply Merger Sub I were converted became the only outstanding membership interests of Old LED Supply) and (ii) the right of each holder of a membership interest or profit interest in Old LED Supply immediately prior to the effective time of the First LED Supply Merger to receive from the Company their ownership percentage of the following:

(1)	The LED Supply Equity Consideration; and
(2)	The right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the LED Supply Merger Agreement and Schedule II thereto.

The foregoing descriptions of the transactions consummated by the Merger Agreements (as amended) are not intended to be complete and is qualified in its entirety by reference to the full text of the Merger Agreements previously filed as Exhibits 10.1 and 10.2 to the Form 8-K filed on December 20, 2022, and the Amendments to the Merger Agreements filed hereto as Exhibits 10.1 and 10.2including its amendments, and the Note Cancellation Agreement, copies of which are filed herewith as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, and incorporated by reference herein.

Legal Settlement

On February 25, 2022, James Doyle, a former Chief Operating Officer of the Company filed an arbitration claim against the Company for approximately $1.5 million plus attorneys’ fees and other costs with the American Arbitration Association in the State of New York for severance pay and other claims after being terminated by the Company for cause. The arbitration proceeding was initiated pursuant to the arbitration provision in Mr. Doyle’s employment agreement with the Company. The evidentiary hearing was conducted at the American Arbitration Association’s midtown offices on November 7, 8, 9, and 10, 2022.  Afterwards, the parties submitted post-hearing briefs.  On January 24, 2023, the arbitration panel issued a Partial Final Award, whereby the Panel denied five of the seven counts asserted by Doyle, and awarded him only $100,000 in severance pay plus $21,153.84 in unused vacation time plus 6,379 additional shares in the Company pursuant to the terms of his Employment Agreement.  Because Mr. Doyle was determined to be the prevailing party, the Panel awarded him his reasonable attorneys’ fees and expenses, which amounts are currently the subject of post-hearing briefing.  The Company estimated additional legal fees of $10,000. The Company accrued a total of $131,153.83 in S,G&A expense to cover severance pay, unused vacation time, and the legal fee estimate. An additional $5,000 was accrued for interest expense as per the Partial Final Award.

Unregistered Sales of Equity Securities.

The issuance of the PURO Equity Consideration, the LED Supply Equity Consideration and the Series B Preferred Stock are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Material Modification to Rights of Security Holders.

Series B Preferred Stock

On January 25, 2023, the Company filed the Certificate of Designations, Rights, and Preferences for the Series B Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. On January 26, 2023, the Company filed the Amendment to the Series B Certificate of Designation (together with the Certificate of Designations, Rights, and Preferences for the Series B Preferred Stock, the “Series B Certificate of Designation”), which became effective upon acceptance for record. The Series B Certificate of Designation classified a total of 1,250,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Series B Preferred Stock.

As set forth in the Series B Certificate of Designation, the Series B Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock and to all other equity securities issued by the Company expressly designated as ranking junior to the Series B Preferred Stock; (ii) on parity with the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock; (iii) at least on parity with any future class or series of the Company’s equity securities designated on or after January 25, 2023, including the Company’s 5% Series C Cumulative Perpetual Preferred Stock; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of the Company’s existing or future subsidiaries.

Holders of Series B Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 2% of the $6 per share liquidation preference per year (equivalent to $0.12 per share per year). Dividends will be payable quarterly in arrears, on or about the 15th day after the end of a quarterly period, beginning on April 15, 2023.

The holders of Series B Preferred Stock, at his, her, or its option, can require the Company to redeem all or a portion of the Series B Preferred Stock at any time and from time to time held by such holder after 30 months from the original issue date at a redemption price of $2.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared), up to but not including the date fixed for redemption, without interest, to the extent the Company has funds legally available therefor; provided that if a holder requires the Company to redeem all or a portion of the Series B Preferred Stock at any time and from time to time held by such holder on or after the five (5) year anniversary of the original issue date, the redemption price will be $6.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared), up to but not including the date fixed for redemption, without interest, to the extent the Company has funds legally available therefor.

The Series B Certificate of Designation provides for a special optional redemption by the Company upon a change of control, in whole or in part, for $6.00 per share, plus accrued but unpaid dividends to, but not including the redemption date.

The holders of Series B Preferred Stock neither have voting nor preemptive rights. Each share of Series B Preferred Stock is convertible, at any time and from time to time from and after the original issue date, at the option of the holder, into one share of Common Stock. The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund for the payment of the redemption price or mandatory redemption.

Series C Preferred Stock

On January 25, 2023, the Company filed the Certificate of Designations, Rights, and Preferences for the Series C Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. On January 26, 2023, the Company filed the Amendment to the Series C Certificate of Designation (together with the Certificate of Designations, Rights, and Preferences for the Series C Preferred Stock, the “Series C Certificate of Designation”), which became effective upon acceptance for record. The Series C Certificate of Designation classified a total of 2,500,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Series C Preferred Stock.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As set forth in the Series C Certificate of Designation, the Series C Preferred Stock will rank, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock and to all other equity securities issued by the Company expressly designated as ranking junior to the Series C Preferred Stock; (ii) on parity with any future class or series of the Company’s equity securities expressly designated as ranking on parity with the Series C Preferred Stock; (iii) junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of the Company’s existing or future subsidiaries.

Holders of Series C Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 5% of the $5.00 per share liquidation preference per year (equivalent to $0.25 per share per year). Dividends will be payable quarterly in arrears, on or about the 15th day after the end of a quarterly period, beginning on April 15, 2023.

The Company, to the extent it has legally available funds, must redeem all shares of Series C Preferred Stock on the date that is three years from January 26, 2023. The Series C Certificate of Designation provides for a special optional redemption by the Company upon a change of control, in whole or in part, for $5.00 per share, plus accrued but unpaid dividends to, but not including the redemption date.

The holders of Series C Preferred Stock neither have voting nor preemptive rights. Each share of Series C Preferred Stock will be convertible, at any time and from time to time from and after January 26, 2023, at the option of the holder, into one share of Common Stock. The Series C Preferred Stock has no stated maturity and will not be subject to any sinking fund for the payment of the redemption price or mandatory redemption.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2022.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 31, 2023.

Name	Age	Position
Max Munn	78	President, Chief Executive Officer and Director
Michael Riccio	64	Chief Financial Officer
Eugene E. Burleson	82	Chairman
Dallas C. Hack	70	Director
Joseph Luhukay	76	Director
Brian Stern	38	Director

Max Munn is the President, Chief Executive Officer and a director of the Company and is also the Chief Executive Officer of Munn Works, LLC, our subsidiary focused on the hospitality market. Mr. Munn has held this position at Munn Works for over 20 years. Mr. Munn is also Co-chairman of Dieu Donne Inc., a not-for-profit and a leading, world recognized atelier wherein dimensional, handmade paper is utilized in the making of art. Mr. Munn attended MIT from 1961-1966, majored in chemistry and architecture; and received a Bachelor of Architecture degree. Mr. Munn also attended Columbia University for post graduate studies from 1966-1968, working toward a Ph.D. in architectural history.

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

Eugene E. Burleson is a Director of the Company. He is a private investor, currently a director and Chairman of the Compensation Committee of Sunlink Health Systems, Inc. (NYSE American: SSY), an investor in healthcare facilities and related businesses located in the Southeast, and a director and the Chairman of the Compensation Committee of HealthNow New York, a private health insurance company. He was Chairman of PET DRx Corporation from June 2005 to July 1, 2010, and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of the Board of Directors of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Inc. a developer and operator of assisted living facilities and is on the Board of Deckers Outdoor Corporation Inc. Mr. Burleson served as Chairman of the Board and Chief Executive Officer of GranCare Inc. from October 1988 to November 2000. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare Inc. from December 1990 to February 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services Inc. in February 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services in August 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International Inc. ("AMI"), an owner and operator of acute care hospitals. Based in London from May 1981 to June 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson received his early management training at Eastman Kodak from 1963 to 1974. He graduated from East Tennessee State University with a Bachelor of Science Degree in accounting and earned an MBA degree in 1972.

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

Joseph (Jos) Luhukay is a seasoned international banking Executive with over 40 years of experience leading many of Indonesia’s leading financial institutions and a former Ernst and Young Partner who led the business advisory and risk consulting practice which provided services in corporate governance, risk management, information systems audit and advisory, internal audit and policy and operational process development. Jos Luhukay’s distinguished career brings Applied UV a strong track record in delivering profitable growth for internationally recognized bank and investment banking companies including: Chief Operating Officer of Bank Niaga, Bahana Pembinaan Usaha Indonesia, a main Indonesian Government-owned investment Bank, Chief Operating Officer & Executive Director of the Jakarta Initiative Task Force (set up by the Ministry of Finance) where he managed a $65B portfolio and restructured over 20% of it in less than 2 years, President Director of Bank Lippo, where he was awarded “CEO of the Year” in 2006 by SWA Magazine (the largest business magazine in Indonesia), Deputy President of Temasek-owned Bank Danamon and his most recent role as President Director of Rabobank International Indonesia, a 30 year old Dutch owned Commercial Bank in Indonesia. Jos Luhukay holds an engineering degree in electrical engineering from the University of Indonesia, a Master’s and PhD in Computer Science from the University of Illinois at Urbana-Champaign.

Brian A. Stern is a Director of the Company. He currently serves as President of PURO Lighting, a division of Applied UV Inc. Mr. Stern co-founded LED Supply Co LLC in 2009, and co-founded PURO Lighting LLC in 2019. He served as the CEO of both LED Supply Co LLC and PURO Lighting LLC until the acquisition by Applied UV Inc in January of 2023. He graduated from University of Denver with a Bachelor of Science in business management in 2007.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of five (5) directors, three (3) of whom qualify as “independent” under the listing standards of Nasdaq.

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

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Eugene Burleson, Dr. Dallas Hack, and Joseph Luhukay are all independent directors of the Company.

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

Audit Committee

We have established an audit committee consisting of Eugene Burleson, Joseph Luhukay, and Dallas Hack. Eugene Burleson is the Chairman of the audit committee. In addition, our Board has determined that Eugene Burleson is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the board of directors to consist of Dallas Hack, Joseph Luhukay, and Eugene Burleson, each of whom is an independent director. Dallas Hack is Chairman of the compensation committee. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Eugene Burleson, Joseph Luhukay, and Dallas Hack. Joseph Luhukay is Chairman of the nominating and corporate governance committee. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

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

Code of Ethics

Our Board has adopted a written code of business conduct and ethics ("Code") that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code is applicable to all of our directors, officers and employees and is available on our corporate website, www.applieduvinc.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2022 and 2021 for our Chief Executive Officer (principal executive officer) and President, and our Chief Financial Officer. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended	Salary ($)	Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Max Munn	2022	$297,692	—		$27,827	(3)	30,612	(4)	$356,131
President and Chief Executive Officer, President and Director(2)	2021	310,357	—		$1,567,449		$25,510		$1,903,316
Michael Riccio	2022	$298,077	135,000	(5)	$149,404	(6)	100,000	(7)	$682,481
Senior Vice President and Chief Financial Officer	2021	146,154	—		297,711		—		443,865
John Andrews	2022	276,530	106,500	(9)	183,089	(10)			566,119
Former Chief Executive Officer(8)	2021	—	—		—		—		—

(1)	See Footnote 9 in the Notes to the Consolidated Financial Statements for a description of all of the assumptions made in the valuation of these options.
(2)	Mr. Munn became the acting Chief Executive Officer upon the resignation of Mr. John Andrews as of December 19, 2022, and was appointed Chief Executive Officer by the board om March 3, 2023.
(3)	Mr.Munn received options to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. These options vest at the end of each quarter for 4 quarters beginning March 31, 2023.
(4)	Auto lease and auto insurance payments the Company provided to Mr. Munn.
(5)	Mr. Riccio received 50,000 shares of restricted common stock on January 1, 2022 valued at $2.70 per share, which was the fair market value on the grant date. These shares vest quarterly over 3 years.
(6)	Mr. Riccio received options on January 1, 2022 to purchase 70,000 shares of common stock at an exercise price of $2.70, and also received options on June 3, 2022 to purchase 30,000 shares of common stock at an exercise price of $1.07. These options vest quarterly over 3 years.
(7)	Mr. Riccio received a bonus of $100,000 in January 2022, pursuant to his employment agreement dated January 1, 2022.
(8)	Mr. Andrews resigned as of December 19, 2022.
(9)	Mr. Andrews received 75,000 shares of restricted common stock on April 11, 2022, valued at $1.42 per share, which was the fair market value on the grant date. These shares vest quarterly over 3 years. As of his resignation date of December 19, 2022, 59,035 unvested shares were cancelled.
(10)	Mr. Andrews received options on April 11, 2022 to purchase 175,000 shares of common stock at an exercise price of $1.42. These options were cancelled as of March 19, 2023, which is 90 days after his resignation date.
84

Employment Agreements

Max Munn. On April 18, 2022, Applied UV, Inc. (the “Company”) and its wholly-owned subsidiary Munn Works LLC, entered into an amended and restated employment agreement (the “Employment Agreement”) with Mr. Max Munn, pursuant to which Mr. Munn will continue to serve as the President of the Company and the Manager and Chief Executive Officer of Munn Works LLC. The Employment Agreement amends and restates Mr. Munn’s prior employment agreement dated March 4, 2021 (the “Original Agreement”). The Employment Agreement is effective as of March 1, 2022 and terminates on February 28, 2024 (the “Term”) and will automatically renew for successive one-year terms unless terminated by the parties as provided under the Employment Agreement. The Employment Agreement amends the terms of the Original Agreement by providing Mr. Munn with a cash annual base salary of $360,000 and cancels 206,557 of the 309,835 options granted to Mr. Munn under the Original Agreement. Also, all the Original Agreement terminated on March 4, 2024 while the Employment Agreement terminates on February 28, 2024. All of the other terms of the Original Agreement remain the same.

Michael Riccio. The Company has entered into an Employment Agreement (the “Employment Agreement”) dated January 1, 2022 with Michael Riccio, its current Chief Financial Officer. The Employment Agreement has a two year term and automatically renews for additional two year terms unless 90 days prior to the prior to the end of the current term the Company or Mr. Riccio provides notice to the other that the term will not be extended or the Employment Agreement is sooner terminated by the Company with or without cause or by Mr. Riccio with good reason or for no reason, in each case as set forth in the Employment Agreement. The Employment Agreement provides Mr. Riccio with a base salary of $300,000, annual performance bonus of up to 100% of base salary based on periodic assessments of Mr. Riccio’s performance as well as the achievement of specific individual and corporate objectives as determined by the CEO in consultation with Mr. Riccio; and equity awards of 50,000 shares of the Company’s common stock and a 10 year option to purchase 70,000 shares of the Company’s common stock at an exercise price of $2.70 per share. Each equity award vests quarterly over a three year period commencing on January 1, 2022 with the first vesting to occur on April 1, 2022. Mr Riccio is also entitled to in the participate the Company-funded healthcare insurance plan and in all other benefits, perquisites, vacation days, benefit plans or programs of the Company which are available generally to office employees and other employees of the Company in accordance with the terms of such plans, benefits or programs.

Severance Agreement

On December 19, 2022, Mr. John Andrews resigned as a member of the Board of Directors of Applied UV, Inc. (the “Company”) and the Chief Executive Officer of the Company. Mr. Andrews tendered his resignations, in connection with the anticipated closing of the acquisitions of PURO Lighting, LLC (“PURO”) and LED Supply Co. LLC (together with PURO, the “Acquired Companies”) by the Company to allow the executives that will be retained from the Acquired Companies to assume a leadership position with the Company. Mr. Andrews agreed to remain as a consultant (subject to his availability) for 10 months if asked by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the certain executives of the Company as of December 31, 2022:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Max Munn	104,278	50,000	—	$(1)	(1)	—	—
Michael Riccio	80,976	89,024	—	$(2)	(2)	33,333	$90,000
John Andrews	29,167	—	—	$1.42	(3)	(4)	(4)

(1)	Mr. Munn’s options are as follows: 500 exercisable with an exercise price of $5.00 expiring April 1, 2030; 500 exercisable with an exercise price of $5.00 expiring July 1, 2030; 103,278 exercisable with an exercise price of 7.80 expiring March 4, 2031; 50,000 unexercisable options with an exercise price of $2.00 expiring December 31, 2032.
(2)	Mr. Riccio’s options are as follows: 52,643 exercisable with an exercise price od $6.53 expiring September 28, 2031; 23,333 exercisable with an exercise price of $2.70 expiring January 1, 2032; 5,000 exercisable with an exercise price of $1.07 expiring June 3, 2032.
(3)	Mr. Andrews resigned as of December 19, 2022 and his exercisable options expired on March 19, 2023.
(4)	Mr. Andrews had 15,965 shares vested after his resignation from the Company at a market value of $22,670.

Option Exercises: No stock options were exercised by the above named individuals in 2021.

Director Compensation

The annual compensation for each non-employee Director is summarized in the table below.

2022 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)	Option Awards ($)	Total ($)
Joel Kanter (2)	$6,250	$0	$0	$6,250
Alastair J. Clemow (3)	$6,250	$0	$0	$6,250
Eugene A. Bauer (4)	$6,250	$0	$0	$6,250
Eugene Burleson (5)	$25,000	$33,750	$0	$58,750
Dallas C Hack (6)	$25,000	$20,250	$0	$45,250
Joseph Luhukay(7)	$12,500	$13,000	$0	$25,500
Monica Woo(8)	$12,500	$13,000	$0	$25,500
(1)Directors	are paid $6,250 per quarter.
(2)	On May 17, 2022, Mr. Kanter, the Company’s former Chairman, was not re-elected by the stockholders. He was paid his fee for the first quarter, but his 7,500 shares of restricted common stock granted January 1, 2022, that vest one year from the date of grant for his service as a director and his 10,000 shares of restricted common stock granted January 1, 2022 that vest one year from the date of grant for his service as the Chairman of the Board were cancelled as of May 17, 2022.
(3)	On May 17, 2022, Mr. Clemow resigned from the board of directors of the Company. He was paid his fee for the first quarter, but his 7,500 shares of restricted common stock granted January 1, 2022 that vest one year from the date of grant for his service as a director and his 5,000 shares of restricted common stock granted January 1, 2022 that vest one year from the date of grant for his service as the Chairman of the Compensation Committee were cancelled as of May 17, 2022.
(4)	On May 17, 2022, Mr. Bauer resigned from the board of directors of the Company. He was paid his fee for the first quarter, but his 7,500 shares of restricted common stock granted January 1, 2022 that vest one year from the date of grant for his service as a director and 5,000 shares of restricted common stock granted January 1, 2022 that vest one year from the date of grant for his service as the Chairman of the Nominating and Corporate Governance Committee were cancelled as of May 17, 2022.
(5)	On January 1, 2022, Mr. Burleson was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director and 5,000 shares of restricted common stock that vest one year from the date of grant for his service as the Chairman of the Audit Committee.
(6)	On January 1, 2022, Dr. Hack was awarded 7,500 shares of restricted common stock that vest one year from the date of grant for his service as a director.
(7)	Mr. Luhukay was elected to the board by the shareholders on May 17, 2022. He was awarded 10,000 shares on May 17, 2022 upon his appointment to the board which vest equally over four years beginning January 1, 2023.
(8)	Ms. Woo was elected to the board by the shareholders on May 17, 2022. She was awarded 10,000 shares on May 17, 2022 upon her appointment to the board which vest equally over four years beginning January 1, 2023. Ms. Woo resigned from the board as of February 27, 2023, and her 10,000 share stock award was cancelled.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2023, are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 19,237,273 shares of common stock outstanding on March 31, 2023.

	Number of Shares Beneficially Owned				Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Common Stock		Series X Super Voting Preferred Stock(2)		Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Max Munn, Chief Executive Officer , President and Director	5,237,611	(4)	10,000	(5)	27.2%	100%	52.1%
Michael Riccio, Chief Financial Officer	143,529		—		*	—	*
Brian Stern, Director(6)	1,825,526		—		9.5%	—	6.2%
Eugene Burleson, Director	60,000		—		*	—	*
Dallas Hack, Director	40,000		—		*	—	*
Joseph Luhukay, Director	17,500		—		*	—	*

Officers and Directors as a Group	7,324,166		10,000		38.1%	100%	59.3%
5% Stockholders
The Munn Family 2020 Irrevocable Trust	5,000,000		10,000		26.0%	100%	51.3%
Brian Stern, Director	1,825,526				9.5%		6.2%
Andrew Lawrence	1,549,971		—		8.1%	N/A	5.3%

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Applied UV, Inc. 150 N. Macquesten Parkway Mount Vernon, New York 10550.
(2)	Entitles the holder to 1,000 votes per share and votes with the common as a single class.
(3)	Represents total ownership percentage with respect to all shares of common stock and Series X Super Voting Preferred Stock, as a single class.
(4)	Includes (i) 5,000,000 shares which are held in the name of The Munn Family 2020 Irrevocable Trust, for which the spouse of Max Munn is the trustee; (ii) 20,000 shares owned by Mr. Munn directly (iii) 80,000 shares underlying a warrant issued to Mr. Munn, which is exercisable at $5.00 per share; (iv) 1,000 vested shares underlying an option granted to Mr. Munn as director compensation, which are exercisable at $5.00 per share; (v) 103,278 vested shares underlying an option granted to Mr. Munn pursuant to his employment agreement, which are exercisable at $7.80 per share; (vi) 12,500 vested shares underlying an option granted to Mr. Munn on December 31, 2022; and (vii) 20,833 vested shares underlying an option granted to Mr. Munn on January 10, 2023. Mr. Munn is a guarantor of a $1,500,000 loan to The Munn Family Trust pursuant to which 5,000,000 shares of Common Stock held by the Munn Family Trust are pledged as collateral.
(5)	Held by The Munn Family 2020 Irrevocable Trust.
(6)	Mr. Stern was appointed to the board of directors on February 1, 2023.

Item 13. Certain Relationships and Related party Transactions, and Director Independence

In February of 2019, the Company engaged Carmel, Milazzo & Feil LLP (the “Firm”) to represent and assist the company with all general corporate legal matters including the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 in connection with the Company’s initial public offering. Ross Carmel, a former member of the Company’s Board of Directors, who resigned on May 1, 2020, is a partner at the Firm. The Firm performed legal services in exchange for 161,794 shares of the Company’s common stock

Item 14. Principal Accounting Fees and Services

Fees For Audit Services: The following table sets forth the aggregate fees for services we have paid to Mazars USA LLP (“Mazars”) our independent registered public accounting firms for the fiscal years ended December 31, 2022 and 2021:

Years	Audit Fees	Audit Related Fees	Tax Fees	All other Fees
2022(1)	$371,370	—	—	—
2021(1)	$99,225	—	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

No.	Exhibit No.
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.4	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.5	Certificate of Amendment of Certificate of Incorporation filed on June 17, 2020 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.6	Certificate of Amendment of Certificate of Incorporation filed on June 23, 2020 (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.7	Certificate of Amendment of Certificate of Incorporation filed July 14, 2020 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
3.8	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock, filed on June 17, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on July 19, 2021).
3.9	Certificate of Designation, Preferences and Rights of 10.5% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.9 of the Company’s Registration Statement on Form S-1 (File No. 333-257197) filed with the SEC as of June 25, 2021).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on October 7, 2021
3.11	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed on December 8, 2021
3.12	Certificate of Designations, Rights, and Preferences of 2% Series B Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
3.13	Certificate of Designations, Rights, and Preferences of 5% Series C Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.1	Warrant, dated April 1, 2020 issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.2	The Company’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.3	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Agreement, dated April 20, 2020 between Icahn School of Medicine at Mount Sinai and SteriLumen, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.6	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.7	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated June 30, 2020 between the Company and Max Munn (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.9	Employment Agreement, dated January 1, 2022 between the Company and Michael Ricco (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2022)
10.10	Agreement and Plan of Merger dated as of December 19, 2022, by and among the Company, PURO Acquisition Sub I, Inc., PURO Acquisition Sub II, LLC, PURO Lighting, LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.11	Agreement and Plan of Merger dated as of December 19, 2022, by and among the Company, LED Supply Acquisition Sub I, Inc., LED Supply Acquisition Sub II, LLC, LED Supply Co. LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.12	Amendment to Agreement and Plan of Merger dated as of January 26, 2023, by and among the Company, PURO Acquisition Sub I, Inc., PURO Acquisition Sub II, LLC, PURO Lighting, LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.13	Amendment to Agreement and Plan of Merger dated as of January 26, 2023, by and among the Company, LED Supply Acquisition Sub I, Inc., LED Supply Acquisition Sub II, LLC, LED Supply Co. LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.14	Securities Purchase Agreement dated October 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2022)
10.15	Note dated October 7, 2022 in the principal amount of $2,807,500 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2022)
10.16	Loan and Security Agreement dated as of December 9, 2022, by and between the Company, SteriLumen, Inc., Munn Works, LLC and Pinnacle Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022)
10.17	First Modification to Loan and Security Agreement and Loan Documents dated as of December 9, 2022, by and between the Company, SteriLumen, Inc., Munn Works, LLC and Pinnacle Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022)
10.18	Note Purchase and Cancellation Agreement dated as of January 5, 2023, by and between the Company, PURO Lighting, LLC, and Acuity Brands Lighting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2023)
10.19	Securities Purchase Agreement dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.20	Amendment to Securities Purchase Agreement dated January 25, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.21	Note dated January 25, 2023 in the principal amount of $2,807,500 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	APPLIED UV, INC.

	By:	/s/ Max Munn
Max Munn
Chief Executive Officer

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Max Munn as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Max Munn	Chief Executive Officer, President and Director	March 31, 2023
Max Munn

/s/ Michael Riccio	Chief Financial Officer	March 31, 2023
Michael Riccio	(principal financial and accounting officer)

/s/ Eugene Burleson	Director	March 31, 2023
Eugene Burleson

/s/ Dr. Dallas C. Hack	Director	March 31, 2023
Dr. Dallas C. Hack

/s/ Joseph Luhukay	Director	March 31, 2023
Joseph Luhukay

/s/ Brian Stern	Director	March 31, 2023
Brian Stern

