Form 10-Q
period 2023-03-31
Applied UV, Inc.
filed 2023-05-22
CIK 1811109

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, the Company has 19,339,225 shares of common stock issued and outstanding.

1

APPLIED UV, INC. & SUBSIDIARIES

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$2,081,886	$2,734,485
Accounts receivable, net of allowance for doubtful accounts	4,758,883	1,508,239
Costs and estimated earnings in excess of billings	2,087,553	1,306,762
Inventory, net	8,609,494	5,508,086
Vendor deposits	1,313,244	75,548
Prepaid expense and other current assets	2,208,058	1,187,223
Total Current Assets	21,059,118	12,320,343

Property and equipment, net of accumulated depreciation	1,243,800	1,133,468
Other assets	—	153,000
Goodwill	17,809,235	3,722,077
Other intangible assets, net of accumulated amortization	28,629,853	11,354,430
Right of use assets	4,211,326	4,044,109
Total Assets	$72,953,332	$32,727,427
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$8,855,698	$2,982,760
Contingent consideration	18,995,673	—
Deferred revenue	6,555,496	4,730,299
Due to landlord (Note 2)	244,532	229,234
Warrant liability	7,685	9,987
Financing lease obligations	47,608	33,712
Operating lease liability	1,645,250	1,437,308
Notes payable, net	4,469,196	2,098,685
Total Current Liabilities	40,821,138	11,521,985
Long-Term Liabilities
Due to landlord - less current portion (Note 2)	325,557	393,230
Notes payable, net - less current portion	5,448,572	765,144
Financing lease obligations - less current portion	160,871	158,070
Operating lease liability - less current portion	2,625,952	2,655,103
Total Long-Term Liabilities	8,560,952	3,971,547
Total Liabilities	49,382,090	15,493,532

Redeemable Preferred Stock
Preferred Stock, Series B Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding as of March 31, 2023 and no shares issued and outstanding as of December 31, 2022	3,712,500	—
Preferred Stock, Series C Cumulative Perpetual, $0.0001 par value, 2,500,000 shares authorized, 399,996 shares issued and outstanding as of March 31, 2023 and no shares issued and outstanding as of December 31, 2022	1,063,989	—
Total Redeemable Preferred Stock	4,776,489	—
Equity
Preferred Stock, Series A Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 552,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	55	55
Preferred Stock, Series X, $0.0001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	1	1
Common Stock $0.0001 par value, 150,000,000 shares authorized 19,370,758 shares issued and 19,257,273 shares outstanding as of March 31, 2023 and 13,676,450 shares issued and 13,562,965 shares outstanding as of December 31, 2022 respectively	1,937	1,368
Additional paid-in capital	52,084,048	45,619,670
Treasury stock at cost, 113,485 shares, respectively	(149,686)	(149,686)
Accumulated deficit	(33,141,602)	(28,237,513)
Total Equity	18,794,753	17,233,895
Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity	$72,953,332	$32,727,427

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

	2023	2022
Net Sales	$10,654,483	$3,356,090
Cost of Goods Sold	8,732,097	2,206,991
Gross Profit	1,922,386	1,149,099

Operating Expenses
Research and development	189,210	59,314
Selling General and Administrative Expenses	5,264,379	3,101,226
Loss on impairment of goodwill and intangibles	—	1,138,203
Total Operating Expenses	5,453,589	4,298,743

Operating Loss	(3,531,203)	(3,149,644)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	2,302	43,828
Interest expense	(392,939)	(4,056)
Loss on change in Fair Market Value of Contingent Consideration	(619,999)	(240,000)
Gain on Settlement of Contingent Consideration (Note 2)	—	1,700,000
Total Other Income (Expense)	(1,010,636)	1,499,772

Loss Before Provision for Income Taxes	(4,541,839)	(1,649,872)
Benefit from Income Taxes	—	—
Net Loss	$(4,541,839)	$(1,649,872)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	(362,250)
Net Loss attributable to common stockholders	(4,904,089)	(2,012,122)

Basic and Diluted Loss Per Common Share	$(0.28)	$(0.16)
Weighted Average Shares Outstanding - basic and diluted	17,328,564	12,928,174

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Redeemable Preferred Stock and Changes in Stockholders' Equity

For the Three Months Ended March 31, 2023 and 2022

	Preferred Stock Series B		Preferred Stock Series C		Total Redeemable Preferred Stock		Preferred Stock Series A		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
Balance, January 1, 2022	—	$—	—	$—	—	$—	552,000	$55	2,000	$1	12,775,674	$1,278	—	$—	$42,877,622	$(10,213,196)	$32,665,760
Settlement of stock in connection with prior acquisition (Note 2)	—	—	—	—	—	—	—	—	—	—	(400,000)	(40)	—	—	40	—	—
Common stock issued for in public offering (over-allotment), net of costs	—	—	—	—	—	—	—	—	—	—	400,000	40	—	—	1,091,960	—	1,092,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	112,500	11	—	—	287,988	—	287,999
Dividends paid to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Cancellation of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,649,872)	(1,649,872)
Balance, March 31, 2022	—	$—	—	$—	—	$—	552,000	$55	2,000	$1	12,888,174	$1,289	—	$—	$44,257,610	$(12,225,318)	$32,033,637

Balance, January 1, 2023	—	$—	—	$—	—	$—	552,000	$55	10,000	$1	13,676,450	$1,368	113,485	$(149,686)	$45,619,670	$(28,237,513)	$17,233,895
Common and Preferred stock issued for acquisition	1,250,000	3,712,500	399,996	1,063,989	1,649,996	4,776,489	—	—	—	—	3,874,997	387	—	—	4,029,613	—	4,030,000
Common stock issued in public offering (ATM), net of costs	—	—	—	—	—	—	—	—	—	—	1,764,311	176	—	—	2,242,750	—	2,242,926
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	55,000	6	—	—	192,015	—	192,021
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,541,839)	(4,541,839)
Balance, March 31, 2023	1,250,000	$3,712,500	399,996	$1,063,989	1,649,996	$4,776,489	552,000	$55	10,000	$1	19,370,758	$1,937	113,485	$(149,686)	$52,084,048	$(33,141,602)	$18,794,753

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

	2023	2022
Cash flows from Operating Activities
Net Loss	$(4,541,839)	$(1,649,872)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	192,021	287,999
Bad debt (recovery) expense	(93,562)	48,151
Change in fair market value of warrant liability	(2,302)	(43,828)
Loss on change in Fair Market Value of Contingent Consideration	619,999	240,000
Gain on settlement of contingent consideration	—	(1,700,000)
Loss on impairment of goodwill and intangible assets	—	1,138,203
Amortization of right-of-use asset	396,098	97,618
Depreciation and amortization	660,505	467,746
Amortization of debt discount	184,218	4,036
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,421,047)	19,140
Cost and estimated earnings excess of billings	(247,153)	(8,898)
Inventory	909,789	(1,624,368)
Vendor deposits	(862,024)	619,070
Prepaid expense and other current assets	(373,552)	(182,273)
Other non-current assets	177,819	—
Accounts payable and accrued expenses	2,081,981	468,667
Billings in excess of costs and earnings on uncompleted contracts	—	(121,665)
Deferred revenue	(472,901)	175,780
Due to landlord	(93,171)	—
Operating lease payments	(384,524)	(94,299)
Net Cash Used in Operating Activities	(3,269,645)	(1,858,793)

Cash Flows From Investing Activities
Cash paid for patent costs	—	(672)
Purchase of machinery and equipment	(75,959)	(16,111)
Acquisitions, net of cash acquired (Note 2)	(4,115,709)	(10)
Payments on note payable	(83,131)	—
Net Cash Used in Investing Activities	(4,274,799)	(16,793)

Cash Flows From Financing Activities
Payments on financing leases	(8,534)	(1,738)
Dividends to preferred shareholders	(362,250)	(362,250)
Payments on note payable	(1,793,688)	—
Proceeds from equity raises, net	2,242,926	1,092,000
Proceeds from note payable, net	6,813,391	—
Net Cash Provided by Financing Activities	6,891,845	728,012

Net Decrease in Cash and equivalents	(652,599)	(1,147,574)
Cash and cash equivalents at January 1,	2,734,485	8,768,156
Cash and cash equivalents at December 31,	$2,081,886	$7,620,582

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$57,534	$1,022
Income taxes	$—	$—
Supplemental Non-Cash Items of Investing and Financing Activities:
Recognition of right of use asset and corresponding lease liability	$563,315	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

SteriLumen is engaged in the design, manufacture, assembly and distribution of (i) automated disinfecting mirror systems for use in hospitals and other healthcare facilities and (ii) air purification and pathogen elimination systems through its purchase of substantially all of the assets and certain liabilities of Akida Holdings, LLC, KES Science & Technology, and Scientific Air Management LLC, as described below. MunnWorks, LLC is engaged in the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed of the Company for the annual period ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year then ended.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of March 31, 2023, the Company was approximately $1,760,000 in excess of FDIC insured limits. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

For the three months ended March 31, 2023 and 2022, the Company had no major suppliers that accounted for over 10% of supplies and materials used by the Company.

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

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of March 31, 2023 and December 31, 2022, the Company had approximately $27,000, respectively, in cash equivalents.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2023 and 2022, the Company had credit losses (recoveries) of $ (93,562) and $48,151, respectively. Based on the Company’s current and historical collection experience, the Company recorded an allowance for doubtful accounts of $118,000 and $35,000 as of March 31, 2023 and December 31, 2022, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $187,000 and $88,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended March 31, 2023 and December 31, 2022.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Loss Per Share:

Schedule of anti dilutive securities excluded from computation of earnings per share
	As of March 31,
	2023	2022
Common stock options	1,301,195	833,314
Series B Preferred Stock	1,250,000	—
Series C Preferred Stock	399,996	—
Common stock warrants	192,419	192,419
Total	3,143,610	1,025,733

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

The company applied the five-step model to the sales of PURO's disinfection solution, LED's lighting products, Akida’s and KES’s Airocide™ and misting system products, and SciAir’s whole-room aerosol chamber and laboratory certified air disinfection machines. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide™ air sterilization units, misting systems, and whole-room aerosol chamber and laboratory certified disinfection machines to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation (delivery of Airocide™, KES, and SciAir products), as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. As a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes revenues at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier.

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

Schedule of revenue:

Schedule of revenue
	March 31,
	2023	2022
Recognized over time	$5,286,443	$529,237
Recognized at a point in time	5,368,040	2,826,853
	$10,654,483	$3,356,090

Deferred revenue was comprised of the following as of:

	March 31,	December 31,
	2023	2022
Recognized over time	$2,661,199	$3,581,195
Recognized at a point in time	3,894,297	1,149,104
	$6,555,496	$4,730,299

The Company recognized $2,702,034 of deferred revenue as of December 31, 2022 as revenue during the three months ended March 31, 2023.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the three months ended March 31, 2023 and 2022 was $151,618 and $197,995, respectively.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of March 31, 2023 and December 31, 2022, the vendor deposit balance was $1,313,244 and $75,548, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of March 31, 2023 and December 31, 2022, capitalized patent costs net of accumulated amortization was $1,568,725 and $1,593,741, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded $41,495 and $25,016, respectively, of amortization expense for these patents.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements or financial statement disclosures.

Recently issued accounting pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815 40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. The amendments in this update will be effective for the Company on January 1, 2024 and may be early adopted at the beginning of fiscal year 2023. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

In relation with the purchase by SteriLumen, Inc., of Old SAM Partners, LLC, on March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 400,000 shares. During the three months ended March 31, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000. The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill and intangible assets determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 in the first quarter of 2022.

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

Schedule of recognized identified assets acquired and liabilities assumed
Purchase Price:
Cash paid at closing	$10
Due to landlord	755,906
Total Purchase Price, net of cash acquired	755,916

Assets Acquired:
Accounts receivable, net	636,550
Inventory	176,583
Costs and estimated earnings in excess of billings	181,152
Machinery and equipment	1,100,000
Total Assets Acquired:	2,094,285

Liabilities Assumed:
Billings in excess of costs and earnings on uncompleted contracts	(1,388,838)
Net Assets Acquired	705,447
Excess Purchase Price "Goodwill"	$50,469

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The excess purchase price has been recorded as goodwill in the amount of approximately $50,469. The goodwill is amortizable for tax purposes.

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of past due lease payments per month for the next 36 months commencing on April 1, 2022. The Company recognized a discount and related liability equal to the present value of the past due lease liability, and amortizes the difference between such present value and the liability through interest expense using a rate of 38.7% as per the effective interest rate method over the repayment period. Amortization of discount included in interest expenses was $40,797 and $0 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the future maturity of the lease liability is as follows:

Schedule of future maturity of the lease liability
Years Ended December 31,
2023 (9 months)	$279,512
2024	372,684
2025	93,174
Total	745,370
Less: Unamortized discount	(175,281)
Total amount due to landlord	570,089
Less: current portion of amount due to landlord, net of discount	(244,532)
Total long-term portion of amount due to landlord	$325,557

On January 26, 2023, the Company entered into an asset purchase agreement by the Company (the "Buyer") and PURO Lighting, LLC, (the "Seller") a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stock of the buyer. The Company paid or issued, as applicable (i) 2,497,220 shares of the Company’s common stock, (ii) 251,108 shares of the Company’s 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), (iii) cash of $3,828,702 and, (iv) 1,250,000 shares of the Company’s 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”). In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the PURO Merger Agreement.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows.

Schedule of recognized identified assets acquired and liabilities assumed
Purchase Price:
Cash paid at closing, net of cash acquired	$3,828,972
Common stock	2,597,111
Series B Preferred Stock	3,712,500
Series C Preferred Stock	667,947
Contingent consideration-Make Whole***	2,397,329
Contingent consideration-Earnout	4,046,232
Total Purchase Price, net of cash acquired	17,250,091

Assets Acquired:
Accounts receivable, net	274,574
Inventory	2,085,912
Other current assets	415,188
Fixed assets, net	5,075
Tradenames/trademarks	1,228,000
Technology/know-how/trade secrets	1,842,000
Patented technology	1,710,000
Customer relationships	4,705,000
Total Assets Acquired:	12,265,749

Liabilities Assumed:
Accounts payable	(936,448)
Deferred revenue	(18,482)
Total Liabilities Assumed	(954,930)
Net Assets Acquired	11,310,819
Excess Purchase Price "Goodwill"	$5,939,272

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

***Represents the difference in fair value of common stock on the date of acquisition versus agreed upon $2 per share ("Make Whole"). In the event any PURO Equityholder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such PURO Equityholder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such PURO Equityholder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price). As a result of the make-whole provision, the liability was increased to $2,796,889 as of March 31, 2023 with the change in fair market value of $399,555 being recorded to other expense within the consolidated statements of operations.

The excess purchase price has been recorded as goodwill in the amount of approximately $5,603,818. The goodwill is amortizable for tax purposes.

On January 26, 2023, the Company also entered into an asset purchase agreement by the Company (the "Buyer") and LED Supply Co, LLC, (the “Seller”), a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stocks of the buyer. The Company paid or issued, as applicable (i) 1,377,777 shares of the Company’s common stock; (ii) 148,888 shares of Series C Preferred Stock; and (iii) cash of $286,742. In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the LED Merger Agreement.

The purchase price and purchase price allocation as of the acquisition completion date follows.

Schedule of recognized identified assets acquired and liabilities assumed
Purchase Price:
Cash paid at closing, net of cash acquired	$286,742
Common stock	1,432,889
Series C Preferred Stock	396,042
Contingent considerations - Make Whole***	1,322,665
Contingent considerations - Earnout	10,609,442
Total Purchase Price, net of cash acquired	14,047,780

Assets Acquired:
Accounts receivable, net	1,461,461
Inventory	1,925,285
Other current assets	232,095
Vendor deposits	375,672
Costs and estimated earnings in excess of billings	533,638
Fixed assets, net	106,330
Tradenames/trademarks	1,806,000
Technology/know-how/trade secrets	1,169,193
Vendor relationships	1,416,000
Rebate program	1,894,703
Customer relationships	2,088,000
Other non-current assets	24,819
Total Assets Acquired:	13,033,196

Liabilities Assumed:
Accounts payable and accrued expenses	(2,854,509)
Deferred revenue	(2,279,616)
Notes payable	(1,973,946)
Financing lease liability	(25,231)
Total Liabilities Assumed	(7,133,302)
Net Assets Acquired	5,899,894
Excess Purchase Price "Goodwill"	$8,147,886

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

***The amount represents the difference in fair value of common stock on the date of acquisition versus the agreed upon $2 per share ("Make Whole"). In the event any LED Equityholder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such LED Equityholder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such LED Equityholder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price). As a result of the make-whole provision, the liability was increased to $1,543,110 as of March 31, 2023 with the change in fair market value of $220,444 being recorded to other expense within the consolidated statements of operations.

The excess purchase price has been recorded as goodwill in the amount of approximately $7,622,091. The goodwill is amortizable for tax purposes.

NOTE 3 – INVENTORY

Inventory consists of the following as of:

Schedule of Inventory
	March 31,	December 31,
	2023	2022
Raw materials	$3,348,225	$3,485,040
Finished goods	5,448,108	2,110,838
Inventory at cost	8,796,333	5,595,878
Less: Reserve	(186,839)	(87,792)
Inventory	$8,609,494	$5,508,086

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

Schedule of property and equipment
	March 31,	December 31,
	2023	2022
Machinery and Equipment	$1,319,974	$1,266,189
Leasehold improvements	130,058	67,549
Furniture and Fixtures	274,326	203,256
	1,724,358	1,536,994
Less: Accumulated Depreciation	(480,558)	(403,526)
	$1,243,800	$1,133,468

Depreciation expense, including amortization of assets under Financing leases, for the three months ended March 31, 2023 and 2022 was $77,303 and $25,762, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2023 and December 31, 2022 consist of the following:

Schedule of Intangible Assets
	March 31,	December 31,
	2023	2022
Intangible assets subject to amortization
Customer Relationships	$8,448,598	$1,655,598
Tradenames/trademarks	5,242,530	2,208,530
Patented technology	3,440,771	1,730,771
Technology/know-how/trade secrets	11,352,193	8,341,000
Vendor relationships	1,416,000	—
Rebate program	1,894,703	—
	31,794,795	13,935,899
Less: Accumulated Amortization	(3,164,942)	(2,581,469)
	$28,629,853	$11,354,430

During the three months ended March 31, 2023 and 2022, the Company recorded total amortization expense related to intangible assets of $583,473 and $441,984, respectively. The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets are as follows:

Future amortization of intangible assets
For the year ending December 31,
2023 (9 months)	$2,102,916
2024	3,044,016
2025	3,044,016
2026	3,029,260
Thereafter	17,409,645
Total	$28,629,853

NOTE 6 – FINANCING LEASE OBLIGATION

The Company's future minimum principal and interest payments under a financing lease for machinery and equipment are as follows:

Schedule of future minimum principal and interest payments under capital lease arrangements
2023 (9 months)	$47,949
2024	54,901
2025	54,901
2026	49,260
2027	36,109
Total lease payments	243,120
Less: Amount representing interest	(34,641)
Present value of future minimum lease payments	208,479
Less: current portion	(47,608)
Financing lease obligations, net of current	$160,871

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE

As of March 31, 2023 the Company had the following notes payable outstanding:

Schedule of notes payable
	March 31,	December 31,
	2023	2022
Loan Agreement	$157,500	$157,500
Streeterville Note #1	2,807,500	2,807,500
Streeterville Note #2	2,807,500	—
Netsuite Cloud Services Financing Agreement	180,258	—
Directors and Officers Liability Insurance Agreement	83,131	166,262
Pinnacle Note	4,351,040	—
Total	10,386,929	3,131,262
Less: Unamortized debt discount	(469,161)	(267,433)
Total notes payable	9,917,768	2,863,829
Notes payable, current	(4,469,196)	(2,098,685)
Notes payable, non current	$5,448,572	$765,144

Minimum obligations under these loan agreements are as follows:

Schedule of minimum obligations under loan agreement
2023 (nine months)	$3,434,500
2024	6,952,429
Total	$10,386,929

Loan Agreement

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2022, the company has an outstanding balance of $157,500, and no payments have been made as of March 31, 2023.

Streeterville Note #1

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

NOTE 7 – NOTES PAYABLE (continued)

Streeterville Note #1 (Continued)

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

Debt discount related to the note amounts to $345,000 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 22.23%. The Company recorded $86,612 due to debt discount amortization to interest expense in the accompanying Statement of Operations and as a result, at March 31, 2023, the remaining unamortized balance was $180,821.

Interest expense recorded in the accompanying Statements of Operations by the Company was $56,150 for the three months ended March 31, 2023.

Streeterville Note #2

On January 25, 2023, the Company entered into a Security Purchase Agreement with Streeterville Capital, LLC whereby the Company issued an 8% unsecured redeemable note in the principal amount of $2,807,500. The Company received net proceeds of $2,463,000, after the deduction of debt issuance costs of $344,500. These fees were recorded as debt discounts, net of the carrying value of the debt, and are being amortized over the life of the loan using the effective interest rate method. The note has a maturity date of July 25, 2024. At any time following the occurrence of any event of default, interest shall accrue on the outstanding balance beginning on the date the applicable event of default occurred at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Streeterville Notes (Continued)

The features and conditions relating to this note is similar with the Streeterville note issued on October 7, 2022.

Debt discount recognized during 2023 related to the note amounts to $344,500 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 22.23%. The Company recorded $56,660 due to debt discount amortization to interest expense in the accompanying Statement of Operations and as a result, at March 31, 2023, the remaining unamortized balance was $287,840.

Interest expense recorded in the accompanying Statements of Operations by the Company was $40,553 for the three months ended March 31, 2023.

Netsuite Cloud Services Financing Agreement

On November 1, 2022, PURO entered into a financing arrangement for $225,323 to finance its Netsuite cloud services. The Company is required to pay $7,511 per month through April 1, 2025. The liability was assumed in connection with the business combination on January 26, 2023. As of March 31, 2023, the outstanding balance of the financing agreement was $180,258.

Directors and Officers Liability Insurance Agreement

On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment expected to be made in June 2023. At March 31, 2023, the outstanding balance on the note payable was $83,131. The interest expense for the three months ended March 31, 2023 was immaterial to the consolidated financial statements.

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

NOTE 7 – NOTES PAYABLE (continued)

Pinnacle Note (Continued)

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

Obligations under the Loan Agreement are secured by all the Company's assets. On the effective date the Company paid a loan fee of 2% of the amount of the Loan Facility and will be required to pay a loan fee of 1.5% of the amount of the Loan Facility annually thereafter.

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

There was a $4,351,040 outstanding balance under the Loan Facility as of March 31, 2023 which has all been classified as long term.

Chase Credit Facility

In connection with the acquisition of LED Supply Co, LLC, the Company assumed $1,728,474 in principal and $71,724 in accrued interest relating to a credit facility issued by JP Morgan Chase Bank. On March 15, 2023, the Company paid the principle in full and accrued interest of $71,724, for an aggregate payment of $1,800,199, by drawing down on the Company’s credit facility with Pinnacle Bank.

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of March 31, 2023 and December 31, 2022:

Fair value, assets measured on recurring basis
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	As of March 31, 2023
Assets
Money market funds	$26,906	$26,906	$26,906	$—	$—
Total assets	$26,906	$26,906	$26,906	$—	$—
Liabilities
Contingent consideration	$18,995,673	$18,995,673	$4,339,999	$—	$14,655,674
Warrant liability	7,685	7,685	—	—	7,685
Total liabilities	$19,003,358	$19,003,358	$4,339,999	$—	$14,663,359

	As of December 31, 2022
Assets
Money market funds	$26,828	$26,828	$26,828	$—	$—
Total assets	$26,828	$26,828	$26,828	$—	$—
Liabilities
Warrant liability	9,987	9,987	—	—	9,987
Total liabilities	$9,987	$9,987	$—	$—	$9,987

The carrying amounts of accounts receivable, accounts payable and short-term debt approximated fair values as of March 31, 2023 and December 31, 2022 because of the relatively short maturity of these instruments. There were no other level 3 or level 1 assets or liabilities as of March 31, 2023.

Money market funds – Cash equivalents of $26,906 and $26,828 as of March 31, 2023 and December 31, 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Contingent consideration – The fair value of the contingent consideration related to the Make Whole is derived through the quoted market price of our stock, which represents a Level 1 measurement within the fair value hierarchy. As a result of the merger transaction, the company assumed an Earn-out liability, which is remeasured each reporting period. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The Earn-out liability was accounted for as a liability as of the date of the merger transaction and will be remeasured to fair value until the Earnout Triggering Events are met.

Warrant liability – The fair value of the warrant liability is derived through the Black Scholes method and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED)

Other Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.

In connection with the acquisitions of VisionMark in 2022, and PURO Lighting and LED Supply Co. in 2023, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

NOTE 9 – STOCKHOLDERS' EQUITY

At the Market Sales Agreement

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022 the Company sold 804,811 ATM shares through the sales agent with gross proceeds of $964,083. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $28,922. As of March 31, 2023, an additional 1,764,311 shares have been sold for gross proceeds of $2,314,860, and the compensation paid by the Company to the Sales Agent was $69,446, leaving a balance of $5,721,057 on the ATM facility. The shelf registration statement will expire on July 12, 2025.

In May 2023 the Company sold an additional 53,903 ATM shares, with gross proceeds of $27,224, and sales agent compensation of $817, yielding net proceeds of $26,407. The balance on the ATM facility is currently $5,693,833.

Amendment of the Certificate of Designation

In relation to designated shares of the Company’s Series X Super Voting Preferred stock, on July 11, 2022, the Board of Directors approved the reissuance of 8,000 of these shares which represent the remainder of the designated but unissued shares of Super Voting Preferred Stock.

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. As of March 31, 2023, the Company has a total of 113,485 treasury shares.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2022, the Company had 10,000 preferred shares designated as Series X Preferred Stock and 19,990,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). As of March 31, 2023 the Company had 1,250,000 preferred shares designated as Series B Preferred Stock, 2,500,000 preferred shares designated as Series C Preferred Stock, 10,000 preferred shares designated as Series X Preferred Stock, 1,250,000 shares designated as 10.5% Series A Cumulative Perpetual Preferred Stock, and 14,990,000 shares undesignated.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock, Series A Cumulative Perpetual

Holders are entitled to receive cumulative cash dividends at the annual rate of 10.5% on $25.00 liquidation preference per share of the Series A Perpetual Preferred Stock. Dividends accrue and are payable in arrears beginning August 15, 2021, regardless of whether declared or there are sufficient earnings or funds available for payment. Sufficient net proceeds from the offering must be set aside to pay dividends for the first twelve months from issuance. The Company has an optional redemption right beginning July 16, 2022, which redemption price declines annually. The initial redemption price after year 1 is $30 and decreases annually over 5 years to $25 per share. The Company also has a special optional redemption right upon the occurrence of a Delisting Event or Change of Control, as defined, at $25 per share plus accrued and unpaid dividends. The holders have no voting rights, except for voting on certain corporate decisions, or upon default in payment of dividends for any twelve periods, in which case the holders would have voting rights to elect two additional directors to serve on the Board of Directors. Such shares are not convertible unless and until the occurrence of a Delisting Event or Change of Control and when the Company has not exercised its special optional redemption right. The conversion price would be the lesser of the amount converted based on the $25.00 liquidation preference plus accrued dividends divided by the common stock price of the Delisting Event or Change of Control (as defined) or $5.353319 (Share Cap). Effectively, the Share Cap limits the common stock price to no lower than $4.67.

Preferred Stock, Series B Cumulative Perpetual

On January 25, 2023, the Company filed the Certificate of Designations, Rights, and Preferences for the Series B Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. On January 26, 2023, the Company filed the Amendment to the Series B Certificate of Designation (together with the Certificate of Designations, Rights, and Preferences for the Series B Preferred Stock, the “Series B Certificate of Designation”), which became effective upon acceptance for record. The Series B Certificate of Designation classified a total of 1,250,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Series B Preferred Stock. As set forth in the Series B Certificate of Designation, the Series B Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock and to all other equity securities issued by the Company expressly designated as ranking junior to the Series B Preferred Stock; (ii) on parity with the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock; (iii) at least on parity with any future class or series of the Company’s equity securities designated on or after January 25, 2023, including the Company’s 5% Series C Cumulative Perpetual Preferred Stock; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of the Company’s existing or future subsidiaries. Holders of Series B Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 2% of the $6 per share liquidation preference per year (equivalent to $0.12 per share per year). Dividends will be payable quarterly in arrears, on or about the 15th day after the end of a quarterly period, beginning on April 15, 2023. The holders of Series B Preferred Stock, at his, her, or its option, can require the Company to redeem all or a portion of the Series B Preferred Stock at any time and from time to time held by such holder after 30 months from the original issue date at a redemption price of $2.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared), up to but not including the date fixed for redemption, without interest, to the extent the Company has funds legally available therefor; provided that if a holder requires the Company to redeem all or a portion of the Series B Preferred Stock at any time and from time to time held by such holder on or after the five (5) year anniversary of the original issue date, the redemption price will be $6.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared), up to but not including the date fixed for redemption, without interest, to the extent the Company has funds legally available therefor. The Series B Certificate of Designation provides for a special optional redemption by the Company upon a change of control, in whole or in part, for $6.00 per share, plus accrued but unpaid dividends to, but not including the redemption date. The holders of Series B Preferred Stock neither have voting nor preemptive rights. Each share of Series B Preferred Stock is convertible, at any time and from time to time from and after the original issue date, at the option of the holder, into one share of Common Stock. The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund for the payment of the redemption price or mandatory redemption. The Series B Preferred Stock has been classified as temporary equity, outside of permanent equity, as they are redeemable at the option of the holder.

Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, before any distribution or payment shall be made to holders of shares of Common Stock or any other class or series of capital stock of the Corporation ranking, as to rights upon any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, junior to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to its stockholders, a liquidation preference of $6.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not authorized or declared) up to the date of payment. In the event that, upon such voluntary or involuntary liquidation, dissolution, or winding up, the available assets of the Corporation are insufficient to pay the full amount of the liquidating distributions on all outstanding shares of Series B Preferred Stock and the corresponding amounts payable on all shares of other classes or series of capital stock of the Corporation ranking, as to rights upon the Corporation's liquidation, dissolution, or winding up, on parity with the Series B Preferred Stock in the distribution of assets, then the holders of the Series B Preferred Stock and each such other class or series of capital stock ranking, as to rights upon any voluntary or involuntary liquidation, dissolution, or winding up, on parity with the Series B Preferred Stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled. Written notice of any such voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, stating the payment date or dates when, and the place or places where, the amounts distributable in such circumstances shall be payable, shall be given not fewer than thirty (30) days or more than sixty (60) days prior to the payment date stated therein, to each record holder of shares of Series B Preferred Stock at the respective addresses of such holders as the same shall appear on the stock transfer records of the Corporation. After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series B Preferred Stock will have no right or claim to any of the remaining assets of the Corporation. The consolidation, merger, or conversion of the Corporation with or into any other corporation, trust, or entity, or the voluntary sale, lease, transfer, or conveyance of all or substantially all of the property or business of the Corporation, shall not be deemed to constitute a liquidation, dissolution, or winding up of the Corporation.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock, Series C Cumulative Perpetual

On January 25, 2023, the Company filed the Certificate of Designations, Rights, and Preferences for the Series C Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. On January 26, 2023, the Company filed the Amendment to the Series C Certificate of Designation (together with the Certificate of Designations, Rights, and Preferences for the Series C Preferred Stock, the “Series C Certificate of Designation”), which became effective upon acceptance for record. The Series C Certificate of Designation classified a total of 2,500,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Seftificate of Designation classified a totalries C Preferred Stock. As set forth in the Series C Certificate of Designation, the Series C Preferred Stock will rank, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock and to all other equity securities issued by the Company expressly designated as ranking junior to the Series C Preferred Stock; (ii) on parity with any future class or series of the Company’s equity securities expressly designated as ranking on parity with the Series C Preferred Stock; (iii) junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of the Company’s existing or future subsidiaries. Holders of Series C Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 5% of the $5.00 per share liquidation preference per year (equivalent to $0.25 per share per year). Dividends will be payable quarterly in arrears, on or about the 15th day after the end of a quarterly period, beginning on April 15, 2023. The Company, to the extent it has legally available funds, must redeem all shares of Series C Preferred Stock on the date that is three years from January 26, 2023. The Series C Certificate of Designation provides for a special optional redemption by the Company upon a change of control, in whole or in part, for $5.00 per share, plus accrued but unpaid dividends to, but not including the redemption date. The holders of Series C Preferred Stock neither have voting nor preemptive rights. Each share of Series C Preferred Stock will be convertible, at any time and from time to time from and after January 26, 2023, at the option of the holder, into one share of Common Stock. The Series C Preferred Stock has no stated maturity and will not be subject to any sinking fund for the payment of the redemption price or mandatory redemption. The Series C Preferred Stock shall be classified as temporary equity, outside of permanent equity, as they are redeemable at a fixed or determinable price on a fixed or determinable date.

Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, before any distribution or payment shall be made to holders of shares of Common Stock or any other class or series of capital stock of the Corporation ranking, as to rights upon any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, junior to the Series C Preferred Stock, the holders of shares of Series C Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to its stockholders, after payment of or provision for the debts and other liabilities of the Corporation and any class or series of capital stock of the Corporation ranking, as to rights upon any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, senior to the Series C Preferred Stock, a liquidation preference of $5.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not authorized or declared) up to the date of payment. In the event that, upon such voluntary or involuntary liquidation, dissolution, or winding up, the available assets of the Corporation are insufficient to pay the full amount of the liquidating distributions on all outstanding shares of Series C Preferred Stock and the corresponding amounts payable on all shares of other classes or series of capital stock of the Corporation ranking, as to rights upon the Corporation's liquidation, dissolution, or winding up, on parity with the Series C Preferred Stock in the distribution of assets, then the holders of the Series C Preferred Stock and each such other class or series of capital stock ranking, as to rights upon any voluntary or involuntary liquidation, dissolution, or winding up, on parity with the Series C Preferred Stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled. Written notice of any such voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, stating the payment date or dates when, and the place or places where, the amounts distributable in such circumstances shall be payable, shall be given not fewer than thirty (30) days or more than sixty (60) days prior to the payment date stated therein, to each record holder of shares of Series C Preferred Stock at the respective addresses of such holders as the same shall appear on the stock transfer records of the Corporation. After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series C Preferred Stock will have no right or claim to any of the remaining assets of the Corporation. The consolidation, merger, or conversion of the Corporation with or into any other corporation, trust, or entity, or the voluntary sale, lease, transfer, or conveyance of all or substantially all of the property or business of the Corporation, shall not be deemed to constitute a liquidation, dissolution, or winding up of the Corporation.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

A summary of the Company’s option activity and related information follows:

Schedule of the Company’s option activity
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years	Aggregate intrinsic value
Balances, January 1, 2022	644,314	$7.11	$5.03	8.47	$—
Options granted	639,000	1.66	1.06	10.00	—
Options forfeited	(283,286)	7.02	—		—
Options exercised	—	—	—		—
Balances, December 31, 2022	1,000,028	$3.61	$—	9.03	$—
Options granted	480,000	2.00	0.87	10.0	—
Options forfeited	(178,833)	1.85	—		—
Options exercised	—	—	—		—
Balances, March 31, 2023	1,301,195	$3.27	$—	9.39	$—
Vested and Exercisable	346,867	$5.55			$—

Share-based compensation expense for options totaling $160,598 and $222,062 was recognized for the three months ended March 31, 2023 and 2022, respectively, based on requisite service periods.

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

As of March 31, 2023, there was $1,301,651 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.65 years.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9– STOCKHOLDERS' EQUITY (continued)

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the three months ended March 31, 2023 and 2022 are set forth in the table below.

Schedule of share-based payment award, stock options, valuation assumptions
	2023	2022
Risk-free interest rate	3.53% to 3.60%	1.26% to 2.39%
Volatility	90.27% to 91.01%	78.95% to 79.91%
Expected life (years)	5.83-6.06	5.75-6.08
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

Schedule of the Company's warrant activity
	Number of Options	Weighted-Average Exercise Price
Balances, January 1, 2022	192,419	$5.84
Granted	—	—
Exercised	—	—
Balances, December 31, 2022	192,419	$5.84
Granted	—	—
Exercised	—	—
Balances, March 31, 2023	192,419	$5.84
At March 31, 2023
Vested and Exercisable	192,419	$5.84

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

In relation to the common stock offering that was closed last December 28, 2021, on January 5, 2022, the underwriters fully exercised their over-allotment option to purchase an additional 400,000 shares of common stock at the public offering price of $3.00 per share. The Company received gross proceeds of $1,200,000 for the over-allotment, which resulted in net proceeds to us of $1,092,000, after deducting underwriting discounts and commissions of $108,000.

Restricted Stock Awards

The Company records compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and the expense is amortized over the vesting period. These restricted stock awards are subject to time-based vesting conditions based on the continued service of the restricted stock award holder.

The following table presents the restricted stock units activity from January 1, 2022 through March 31, 2023:

Schedule of unvested restricted stock units activity
	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2022	292,500	$4.71
Granted and unvested	207,500	2.10

Vested	(100,966)	3.88
Forfeited/Cancelled	(311,535)	4.45
Unvested shares, December 31, 2022	87,499	$2.38
Granted and unvested	55,000	1.01
Vested	(34,167)	2.83
Forfeited/Cancelled	(15,000)	1.16
Unvested shares, March 31, 2023	93,332	$1.36
Vested as of March 31, 2023	340,837	$4.57

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $29,017 and $65,938 of compensation expense within its statements of operations for the three months ended March 31, 2023 and 2022, respectively.

An additional 28,049 shares of restricted stock were issued on April 19, 2023, as compensation for consulting expenses.

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

On January 26, 2023, the Company entered into a lease agreement in Lakewood, Colorado for office and production space that commenced on January 27, 2023 and will expire on January 27, 2026, with a rate ranging from $17,000 to $18,387 per month.

Rent expense for the three months ended March 31, 2023 and 2022 was $420,107 and $101,799, respectively.

Schedule maturities of operating lease liabilities outstanding as of March 31, 2023 are as follows:

Schedule of maturities of operating lease liabilities
2023 (9 months)	$1,432,211
2024	1,914,174
2025	1,190,213
Thereafter...	174,900
Total lease payments	4,711,498
Less: Imputed Interest	(440,296)
Present value of future minimum lease payments	$4,271,202

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 10 - LEASING ARRANGEMENTS (CONTINUED)

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

Schedule of segment reporting
	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total
Balance sheet at March 31, 2023
Assets	$10,738,154	$59,698,939	$2,516,239	$72,953,332
Liabilities	$10,306,177	$29,743,519	$9,332,394	$49,382,090
Balance sheet at December 31, 2022
Assets	$9,638,828	$19,831,097	$3,257,502	$32,727,427
Liabilities	$10,666,643	$1,545,217	$3,281,672	$15,493,532

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 11 - SEGMENT REPORTING (CONTINUED)
	Hospitality	Disinfection/Healthy Building technologies	Corporate	Total
Income Statement for the three months ended March 31, 2023:
Net Sales	$6,081,373	$4,573,110	$—	$10,654,483
Cost of Goods Sold	$5,306,186	$3,425,911	$—	$8,732,097
Research and development	$—	$189,210	$—	$189,210
Stock based compensation	$56,854	$36,176	$96,585	$189,615
Income Statement for the three months ended March 31, 2022:
Net Sales	$1,409,250	$1,946,840	$—	$3,356,090
Cost of Goods Sold	$1,158,644	$1,048,347	$—	$2,206,991
Research and development	$—	$59,314	$—	$59,314
Stock based compensation	$86,011	$22,286	$179,702	$287,999
Loss on impairment of goodwill	$—	$1,138,203	$—	$1,138,203
Selling, General and Administrative expenses	$659,088	$1,785,210	$368,929	$2,813,227

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three months ended March 31, 2023 and 2022 as though the company acquired Akida, KES, VisionMark, SciAir, PURO, and LED (the “Acquired Companies”) on January 1, 2022 is set forth below.

Business acquisition, pro forma information
	Three Months Ended March 31,
	2023	2022
Net Sales	$11,173,416	$9,415,436
Net Loss	$(4,541,839)	$(2,777,628)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(362,250)	(362,250)
Net Loss attributable to common stockholders	(4,904,089)	(3,139,878)
Basic and Diluted Loss Per Common Share	$(0.29)	$(0.19)
Weighted Average Shares Outstanding - basic and diluted	18,448,008	16,810,671

NOTE 13 – SUBSEQUENT EVENTS

On May 1, 2023 the Company entered into an agreement to amend certain terms in its redeemable promissory notes with Streeterville Capital, LLC which were previously issued on October 7, 2022 and January 24, 2023. The amendment to the notes makes the accrued interest incurred from these notes part of the principal balance of the note. The new principal balances for the 2022 and 2023 notes are $3,003,993 and $2,903,030, respectively. In addition, in consideration of lender's grant of the extension of Redemption date, which is initially 6 months from the Purchase Price Date to 11 months from the Purchase Price Date, its fees incurred in preparing the amendment and other accommodations, an extension fee of $65,000 and $35,000 for the 2022 and 2023 notes, respectively, are to be paid.

Amortization of the amended notes begin on September 7, 2023 for the 2022 note and September 24, 2023 for the 2023 note.

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

With its established strategic manufacturing partnerships and alliances including Canon, Acuity, Johnson Controls, USHIO, Siemens, Grainger, and a global network of 89 dealers and distributors in 52 countries, 47 manufacturing representatives, and 19 US based internal sales representatives, AUVI offers a complete suite of products through its four wholly owned subsidiaries - SteriLumen, Inc. (“SteriLumen”), Munn Works, LLC (“MunnWorks”), PURO Lighting, LLC (‘PURO Lighting’), and LED Supply Co. LLC (“LED Supply Co.).

SteriLumen owns, brands, and markets a portfolio of research backed and clinically proven products utilizing advanced UVC Carbon, Broad Spectrum UVC LED’s, and Photo-catalytic oxidation (PCO) pathogen elimination technology, branded as Airocide ™, Scientific Air™, Airoclean™ 420, Lumicide™, PUROAir, PUROHealth, PURONet, and LED Supply Company.  Sterilumen’s proprietary platform suite of patented surface and air technologies offers one of the most complete pathogen disinfection platforms including mobile, fixed, and HVAC systems and software solutions interconnecting its entire portfolio suite into the IoT, allowing customers to implement, manage and monitor IAQ measures recommended by the EPA across any enterprise. Additionally, the Lumicide™ platform applies the power of ultraviolet light (UVC) to destroy pathogens automatically, addressing the challenge of healthcare-acquired infections ("HAI’s) in several patented designs for infection control in healthcare. LED Supply Company is a full-service, wholesale distributor of LED lighting and controls throughout North America. MunnWorks manufactures and sells custom luxury and backlit mirrors, conference room and living spaces furnishings.

Our global list of Fortune 100 end users including Kaiser Permanente, NY Health+Hospitals, MERCY Healthcare, University of Chicago Medical, Baptist Health South Florida, New York City Transit, Samsung, JB Hunt, Boston Red Sox’s Fenway Park, JetBlue Park, France’s Palace of Versailles, Whole Foods, Del Monte Foods, U.S. Department of Veterans Affairs, Marriott, Hilton, Four Seasons and Hyatt, and more. For information on Applied UV, Inc., and its subsidiaries, please visit https://www.applieduvinc.com

According to Research and Markets, the UV Disinfection market is expected to reach $9 billion by 2027 as technology continues to improve and the focus on stopping the spread of contagious diseases increases. The Center for Disease Control states that 1 in 25 patients have at least one Hospital Associated Infection (HAI) annually and that 3 million serious infections occur every year in long-term care facilities. Losses from contagious infections, pathogens, and viruses cost the U.S. economy more than $270B every year as per the CDC: $28B lost through HAI’s; $225B in lost productivity due to absenteeism; and $25B in losses due to Student/Teacher absenteeism. Scientists globally have been advocating improving air quality post pandemic, significantly boosting global adoption to control airborne pathogen transmission.  Governments globally mandating health agencies to address improving indoor air quality (IAQ) via grants and mechanisms to ease visitation and protect facilities against future pathogens (Centers for Medicare and Medicaid Services – CMS, February 2022 Long-term Care Initiative April 2022 White House Clean Air Initiatives).

Indoor air quality (IAQ) has become an even more important issue as world economies transition beyond the COVID 19 pandemic. In 2021, 39 scientists reiterated the need for a "paradigm shift" and called for improvements in, "how we view and address the transmission of respiratory infections to protect against unnecessary suffering and economic losses."  In mid-2022 we began to see this seismic shift from pandemic related mobile apparatuses to complete systems within systems for facilities designed to monitor, improve, and report on a more permanent basis.  While there are opportunities for mobile systems, our emphasis will be on this growing market trend.

In addition to this, the global air purifier market size is set to grow exponentially. It was valued at $9.24 billion in 2021 and is predicted to grow to approximately $22.84 billion by 2030. According to Precedence Research, the immense demand for air purification and sterilization in the US will be driven by the commercial sector.

Sterilumen’s product portfolio is one of the only research-backed, clinically proven pure-play air and surface disinfection technology companies with international distribution and globally recognized end users, with product developed for NASA.  In addition to the numerous recognized research institutions and globally recognized names who published the reports that were completed by the acquired companies, Airocide was independently proven to kill SARS, MERSA and Anthrax.  Sterilumen’s air purification (Airocide, Scientific Air & PURO Lighting) and surface disinfection (Lumicide) were independently tested and proven to kill both Candida Auris (Resinnova Laboratories) and SARS CoV-2 (COVID-19) (MRIGlobal), MRSA (Resinnova Laboratories), Salmonella enterica (Ressinnova Laboratories) and Escherichia coli (Resinnova Laboratories).

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

Focus on key target verticals that have proven business use cases including:

▪ Food Preservation

• Post-Harvest and Distribution/Logistics from ”farm-to-table”

▪ Healthcare

• Hospitals, Long-Term Care, Dental

▪ Food and Beverage

• Winery, Dairy, Meat & Seafood

▪ Hospitality

• Hotels, Restaurants

▪ Education

• Public/Non-Public Schools and Universities

▪ Public Spaces

• Sports Arenas, Office Buildings (HVAC)

▪ Cannabis

▪ Correctional Facilities

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

PURO Lighting

On January 26, 2023 we closed on the merger agreement with PURO Lighting LLC and LED Supply Co. LLC along with its operating subsidiaries (“PURO merger”). PURO Lighting LLC and LED Supply Co. own a powerful suite of products used in education, government, and healthcare that incorporates UV Lighting and a HVAC monitoring software platform; LED Supply Co. provides design, distribution, and implementation services for lighting, controls and smart building technologies.

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

We see synergies across our entire air and surface disinfection/healthy building technologies portfolio. First, we look to leverage Airocide’s global distribution capabilities to facilitate the sale of Scientific Air’s and PURO’s offerings internationally. Second, we look to leverage PURO’s strength in healthcare to pull through existing Airocide™ units, creating a broad healthcare product line, from small clinics, patient rooms and doctor’s offices to larger spaces such as nursing stations, waiting rooms and cafeterias. Third, we look to leverage the national MunnWorks hospitality reach with leading luxury hotel chain operators to pull through our entire air and surface disinfection/healthy building technologies portfolio (Airocide™ and Lumicide™) as well as PURO’s offerings into future hotel, condo and other renovation, upgrade and remodeling projects. Fourth, the Company will look to work with Canon Virginias’ (CVI) extensive field support team to promote the sale of the Companys’ products as well as service capabilities.  Finally, we look to incorporate the PUROAir, PUROHealth and PURONet  (a powerful suite of products used in healthcare that incorporates UV Lighting and a HVAC monitoring software platform) into our IoT integration plans via the Teralumen App across our entire platform connecting all our units, thereby creating a leading smart asset management, reporting, and control system tool that can be incorporated across all enterprises.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions.

Results of Operations

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total
Net Sales	$6,081,373	$4,573,110	$—	$10,654,483	$1,409,250	$1,946,840	$—	$3,356,090
Cost of Goods Sold	5,306,186	3,425,911	—	8,732,097	1,158,644	1,048,347	—	2,206,991
Gross Profit	775,187	1,147,199	—	1,922,386	250,606	898,493	—	1,149,099
Research and development	—	189,210	—	189,210	—	59,314	—	59,314
Stock based compensation	56,854	36,176	96,585	189,615	86,011	22,286	179,702	287,999
Loss on impairment of goodwill	—	—	—	—	—	1,138,203	—	1,138,203
Selling, General and Administrative	1,033,589	2,883,973	1,157,202	5,074,764	659,087	1,785,210	368,930	2,813,227
Total Operating expenses	1,090,443	3,109,359	1,253,787	5,453,589	745,098	3,005,013	548,632	4,298,743
Operating Loss	(315,256)	(1,962,160)	(1,253,787)	(3,531,203)	(494,492)	(2,106,520)	(548,632)	(3,149,644)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	2,302	2,302	—	—	43,828	43,828
Interest expense	—	—	(392,939)	(392,939)	(4,102)	—	46	(4,056)
Gain on settlement of contingent consideration	—	—	—	—	—	—	1,700,000	1,700,000
Loss on change in contingent consideration	—	—	(619,999)	(619,999)	—	—	(240,000)	(240,000)
Total Other Income (Expense)	—	—	(1,010,636)	(1,010,636)	(4,102)	—	1,503,874	1,499,772
Loss Before Provision for Income Taxes	(315,256)	(1,962,160)	(2,264,423)	(4,541,839)	(498,594)	(2,106,520)	955,242	(1,649,872)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(315,256)	$(1,962,160)	$(2,264,423)	$(4,541,839)	$(498,594)	$(2,106,520)	$955,242	$(1,649,872)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(315,256)	$(1,962,160)	$(1,253,787)	$(3,531,203)	$(494,492)	$(2,106,520)	$(548,632)	$(3,149,644)
Depreciation and Amortization	57,463	603,313	—	660,776	7,975	459,771	—	467,746
Loss on impairment of goodwill	—	—	—	—	—	1,138,203	—	1,138,203
Stock based compensation	56,854	36,176	96,585	189,615	86,011	22,286	179,702	287,999
Adjusted EBITDA	$(200,939)	$(1,322,671)	$(1,157,202)	$(2,681,083)	$(400,506)	$(486,260)	$(368,930)	$(1,255,696)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $2.7 million for the three months ended March 31, 2023, which was an increase of $1.4 million as compared to the three ended March 31, 2022. By segment, Hospitality decreased $0.2 million, Disinfection/Healthy Building Technologies increased $0.8 million, and Corporate increased $0.8 million.

Segments

The Company has three reportable segments: the design, manufacture, assembly and distribution of disinfecting pathogen elimination systems for use in food preservation, healthcare, hospitality, education and public spaces, cannabis, correctional facilities, and commercial, municipal and residential markets (Disinfection/Healthy Building Technologies segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality industry (Hospitality segment); and the Corporate Segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. See NOTE 11 – Segment Reporting.

Net Sales

Net sales of $10.7 million represented an increase of $7.3 million, or 217.5% for the three months ended March 31, 2023 as compared to net sales of $3.4 million for the three months ended March 31, 2022. This increase was primarily attributable to the Hospitality segment, which increased $4.7 million, largely as a result of the strategic acquisition on March 25, 2022 of the operations of VisionMark in Brooklyn, NY, which contributed $3.9 million of the increase, and also due to the organic growth of our legacy MunnWorks business, which contributed $0.8 million of the increase. The Disinfection/Healthy Building Technologies segment increased $2.6 million, primarily due the acquisition of PURO Lighting and LED Supply Co. on January 26, 2023.

Gross Profit

Gross profit increased $0.8 million from $1.1m, or 34% vs. sales, for the three months ended March 31, 2022 to $1.9m, or 18% vs. sales for the three months ended March 31, 2023. The decrease from 34% to 18% was driven primarily by the higher sales mix of our Hospitality segment as compared to the same period last year. For Q1 2023, Hospitality accounted for 57% of total sales for the quarter as compared to 42% in the prior year quarter. The last of the lower margin projects that we acquired that were in process from the VisionMark asset acquisition have been substantially completed. Additionally, Q1 2023 was impacted by “one-time” lower margins in our Disinfection/Healthy Building Technologies segment as we sold approximately half of our consumer Airocide inventory at special discounted pricing.

Operating Expenses

Selling, General, and Administrative – S,G&A costs for the three months ended March 31, 2023, increased to $5.1 million as compared to $2.8 million for the three months ended March 31, 2022. This increase of $2.3 million was driven primarily by the expansion of the Disinfection/Healthy Building Technologies segment with the acquisitions of PURO Lighting and LED Supply Co. These acquisitions accounted for $1.4 million of the increase. In Corporate, legal expenses increased $0.6 million primarily as the result of a “one-time” arbitration case.

Loss on Impairment of Goodwill – In the first quarter of 2022, the Company had determined that a triggering event had occurred as a result of a settlement agreement with Scientific Air (“Old SAM Partners”) - see explanation of Other Income/Expense below. A quantitative impairment test on the goodwill determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1.1 million on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2022.

Operating Loss

The Company recorded an operating loss of $3.5 million for the three months ended March 31, 2023, compared to an operating loss of $3.1 million for the three months ended March 31, 2022.  The increase of $0.4 million in the operating loss was primarily due to the decrease in the gross profit percentage year over year as explained above, and the impairment charge of $1.1 million that was incurred last year.  On a percentage basis, the operating loss improved to 33% in the first quarter of 2023 as compared to 94% in the first quarter of 2022.

Other Income/Expense

The Company incurred interest expense of $0.4 million due to the borrowings of Streeterville Capital and Pinnacle Bank., primarily to help fund the acquisitions of PURO Lighting and LED Supply Co. and to also fund additional working capital requirements.

The Company incurred a non-cash loss on change in fair market value of contingent consideration of $0.6 million because of the make whole provision within the PURO Lighting and LED Supply Co. merger agreement. The change related to the decrease in our stock price from the date of acquisition of January 26, 2023 as compared to March 31, 2023.

On March 31, 2022, there was a dispute between the Company and Scientific Air (“Old SAM Partners”) regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where Old Sam Partners agreed to relinquish such Partner’s right, title, and interest in the previously issued 400,000 shares that were part of the original asset acquisition transaction. The Company recorded a loss on change in fair market value of contingent consideration of $0.24 million, and as a result of the settlement, the company recorded a gain on settlement of $1.7 million during the three months ended March 31, 2022.

Net Loss

The Company recorded a net loss of $4.5 million for the three months ended March 31, 2023, compared to a net loss of $1.6 million for the three months ended March 31, 2022. The increase of $2.9 million in the net loss was mainly due to the $1.4 million increase in S,G&A costs incurred as a result of the acquisitions of PURO Lighting and LED Supply Co. in support of the expansion to the Disinfection/Healthy Building Technologies segment; the $0.6 million increase in Corporate legal expenses largely as a result of a “one-time” arbitration case and the non-cash loss on change in fair market value of contingent consideration of $0.6 million because of the make whole provision within the PURO Lighting and LED Supply Co. merger agreement (see comment above in Other Income/Expense).

Liquidity and Capital Resources

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net Cash Used in Operating Activities	$(3,269,645)	$(1,858,793)
Net Cash Used in Investing Activities	(4,274,799)	(16,793)
Net Cash Provided by Financing Activities	6,891,845	728,012
Net Decrease in cash and cash equivalents	(652,599)	(1,147,574)
Cash and equivalents at beginning of period	2,734,485	8,768,156
Cash and equivalents at end of period	2,081,886	7,620,582

In the three months ended March 31, 2023, net cash used in operating activities was $3.3 million, as compared to $1.9 million in the three months ended March 31, 2022. This increase in net cash used was due mainly to the increase in net loss of $2.9 million, from $1.6 million in Q1 2022 to $4.3 million in Q1 2023. Additionally, after adjusting for the acquisitions of PURO Lighting and LED Supply Co., accounts receivable decreased $1.4 million, which was offset by an increase in accounts payable of $2.1 million.

In the three months ended March 31, 2023, net cash used in investing activities decreased to $4.3 million primarily due to net cash paid of $4.1 million for the acquisitions of PURO Lighting and LED Supply Co. on January 26, 2023.

In the three months ended March 31, 2023, cash provided by financing activities was $6.9 million, as compared to cash provided by financing activities of $0.7 million in the three months ended March 31, 2022. The increase of $6.2 million is primarily due to our borrowings on our Streeterville Capital note and on our Pinnacle Bank credit facility. The Company also raised net proceeds $2.3 million through its ATM facility with Maxim Group with 1,818,214 shares sold. In the first quarter of 2022, the Company raised $1.1 million through the full exercise of their common stock offering over-allotment.

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022, the Company sold 804,811 ATM shares through the sales agent with gross proceeds of $964,083. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $28,922. As of March 31, 2023, an additional 1,764,311 shares have been sold for gross proceeds of $2,314,860, and the compensation paid by the Company to the Sales Agent was $69,446, leaving a balance of $5,721,057 on the ATM facility. The shelf registration statement will expire on July 12, 2025.

The Company has filed a Registration Statement with the Securities and Exchange Commission with its plans to commence a public offering of its securities for an amount that satisfies the Company’s’ current working capital needs.

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Contractual Obligations and Other Commitments

	Payment due by period
	Total	2023	2024-2026	2027-2028	Thereafter
Financing lease obligations	243,120	47,949	159,062	36,109	—
Operating lease obligations (1)	4,125,692	1,279,211	2,846,481	—	—
Notes payable (2)	157,500	127,500	30,000	—	—
D&O Insurance Loan (3)	83,131	83,131
Streeterville notes (4)	5,615,000	3,156,270	2,458,730	—	—
Pinnacle loan (5)	4,351,040		4,351,040	—	—
Netsuite Financing Agreement (6)	180,258	67,599	112,659	—	—
Assumed lease liability (7)	6,972,173	1,279,211	2,846,481	2,846,481	—
Total	21,727,914	6,040,871	12,804,453	2,882,590	—

(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000. On July 1, 2021, the Company obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from Jul 1, 2024 through July 1, 2026. On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with monthly payments ranging from approximately $14,700 to $15,600 per month. On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space that commenced on April 1, 2022 and will expire on June 1, 2023, with monthly payments ranging from approximately $94,500 to $97,400 per month.
(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment expected to be made in June 2023.
(4)	On October 7, 2022 and January 25, 2023, the Company entered into a Security Purchase Agreement with Streeterville Capital, LLC whereby the Company issued 8% unsecured redeemable notes in the principal amount of $2,807,500 and $2,807,500, respectively. The notes mature 18 months from the original issuance date.
(5)	In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The loan is subject to a maximum advance rate of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $5 million. The loan matures on December 9, 2024. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.
(6)	On November 1, 2022, PURO entered into a financing arrangement for $225,323 to finance its NetSuite cloud services. The Company is required to pay $7,511 per month through April 1, 2025. The liability was assumed in connection with the business combination on January 26, 2023. As of March 31, 2023, the outstanding balance of the financing agreement was $180,258.
(7)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED UV, INC.
(Registrant)

Date: May 22, 2023	By:	/s/ Max Munn
Max Munn
Chief Executive Officer

Date: May 22, 2023	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

