Form 10-Q
period 2023-06-30
Applied UV, Inc.
filed 2023-08-18
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, the Company has 8,905,633 shares of common stock outstanding.

APPLIED UV, INC. & SUBSIDIARIES

INDEX TO FORM 10-Q

Page #
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	4
Condensed Consolidated Statements of Redeemable Preferred Stock and Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	45
Signatures	46

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

	June 30,	December 31.
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$3,333,544	$2,734,485
Accounts receivable, net of allowance for doubtful accounts	5,049,906	1,508,239
Costs and estimated earnings in excess of billings	2,435,960	1,306,762
Inventory, net	8,207,895	5,508,086
Vendor deposits	1,149,385	75,548
Prepaid expense and other current assets	2,011,189	1,187,223
Total Current Assets	22,187,879	12,320,343

Property and equipment, net of accumulated depreciation	1,166,507	1,133,468
Other assets	—	153,000
Goodwill	17,809,235	3,722,077
Other intangible assets, net of accumulated amortization	28,000,601	11,354,430
Right of use assets	3,807,834	4,044,109
Total Assets	$72,972,056	$32,727,427
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$8,862,351	$2,982,760
Contingent consideration	18,809,672	—
Deferred revenue	5,406,083	4,730,299
Due to landlord (Note 2)	189,182	229,234
Warrant liability	9,069	9,987
Financing lease obligations	41,632	33,712
Operating lease liability	1,689,127	1,437,308
Notes payable, net	4,999,257	2,098,685
Total Current Liabilities	40,006,373	11,521,985
Long-Term Liabilities
Due to landlord - less current portion (Note 2)	325,557	393,230
Notes payable, net - less current portion	5,323,659	765,144
Financing lease obligations - less current portion	155,360	158,070
Operating lease liability - less current portion	2,190,159	2,655,103
Total Long-Term Liabilities	7,994,735	3,971,547
Total Liabilities	48,001,108	15,493,532

Redeemable Preferred Stock
Preferred Stock, Series B Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding as of June 30, 2023 and no shares issued and outstanding as of December 31, 2022	3,712,500	—
Preferred Stock, Series C Cumulative Perpetual, $0.0001 par value, 2,500,000 shares authorized, 399,996 shares issued and outstanding as of June 30, 2023 and no shares issued and outstanding as of December 31, 2022	1,063,989	—
Total Redeemable Preferred Stock	4,776,489	—
Equity
Preferred Stock, Series A Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 552,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	55	55
Preferred Stock, Series X, $0.0001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Common Stock $0.0001 par value, 150,000,000 shares authorized 8,928,330 shares issued and 8,905,633 outstanding as of June 30, 2023 and 2,735,290 shares issued and 2,712,593 outstanding as of December 31, 2022, respectively	893	274
Additional paid-in capital	56,883,253	45,620,764
Treasury stock at cost, 22,697, respectively	(149,686)	(149,686)
Accumulated deficit	(36,540,057)	(28,237,513)
Total Equity	20,194,459	17,233,895
Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity	$72,972,056	$32,727,427

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$10,843,686	$5,907,646	$21,498,169	$9,263,736
Cost of Goods Sold	8,433,992	4,603,854	17,166,089	6,810,845
Gross Profit	2,409,694	1,303,792	4,332,080	2,452,891

Operating Expenses
Research and development	180,293	82,049	369,503	141,363
Selling General and Administrative Expenses	4,922,119	4,031,215	10,186,498	7,132,441
Loss on impairment of goodwill and intangibles	—	—	—	1,138,203
Total Operating Expenses	5,102,412	4,113,264	10,556,001	8,412,007
Operating Loss	(2,692,718)	(2,809,472)	(6,223,921)	(5,959,116)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	(1,384)	(32,111)	918	11,717
Interest expense	(483,122)	(49,020)	(876,061)	(53,076)
Gain (Loss) on change in Fair Market Value of Contingent Consideration	186,000	—	(433,999)	(240,000)
Gain on Settlement of Contingent Consideration (Note 2)	—	—	—	1,700,000
Other Income	—	1,948	—	1,948
Total Other Income (Expense)	(298,506)	(79,183)	(1,309,142)	1,420,589

Loss Before Provision for Income Taxes	(2,991,224)	(2,888,655)	(7,533,063)	(4,538,527)
Benefit from Income Taxes	—	—	—	—
Net Loss	$(2,991,224)	$(2,888,655)	$(7,533,063)	$(4,538,527)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(407,231)	(362,250)	(769,481)	(724,500)
Net Loss attributable to common stockholders	(3,398,455)	(3,250,905)	(8,302,544)	(5,263,027)

Basic and Diluted Loss Per Common Share	$(0.77)	$(1.28)	$(2.10)	$(2.06)
Weighted Average Shares Outstanding - basic and diluted	4,434,036	2,533,077	3,949,211	2,559,957

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Redeemable Preferred Stock and Changes in Stockholders' Equity

For the Three and Six Months Ended June 30, 2023 and 2022

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series A		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
Balance, January 1, 2022	—	$—	—	$—	552,000	$55	2,000	$1	2,555,135	$256	—	$—	$42,878,644	$(10,213,196)	$32,665,760
Settlement of stock in connection with prior acquisition (Note 2)	—	—	—	—	—	—	—	—	(80,000)	(8)	—	—	8	—	—
Common stock issued for in public offering (over-allotment), net of costs	—	—	—	—	—	—	—	—	80,000	8	—	—	1,091,992	—	1,092,000
Stock-based compensation	—	—	—	—	—	—	—	—	22,500	2	—	—	287,997	—	287,999
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Cancellation of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,649,872)	(1,649,872)
Balance, March 31, 2022	—	—	—	—	552,000	55	2,000	1	2,577,635	258	—	—	44,258,641	(12,225,318)	32,033,637
Cancellation of restricted shares	—	—	—	—	—	—	—	—	(10,500)	(1)	—	—	1	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	19,000	2	—	—	112,449	—	112,451
Treasury shares repurchased	—	—	—	—	—	—	—	—	—	—	22,697	(149,686)	—	—	(149,686)
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,888,655)	(2,888,655)
Balance, June 30, 2022	—	$—	—	$—	552,000	$55	2,000	$1	2,586,135	$259	22,697	$(149,686)	$44,371,091	$(15,476,223)	$28,745,497
Balance, January 1, 2023	—	$—	—	$—	552,000	$55	10,000	$1	2,735,290	$274	22,697	$(149,686)	$45,620,764	$(28,237,513)	$17,233,895
Common and Preferred stock issued for acquisition	1,250,000	3,712,500	399,996	1,063,989	—	—	—	—	774,999	78	—	—	4,029,922	—	4,030,000
Common stock issued in public offering (ATM), net of costs	—	—	—	—	—	—	—	—	352,862	35	—	—	2,242,891	—	2,242,926
Stock-based compensation	—	—	—	—	—	—	—	—	11,000	1	—	—	192,020	—	192,021
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,541,839)	(4,541,839)
Balance, March 31, 2023	1,250,000	3,712,500	399,996	1,063,989	552,000	55	10,000	1	3,874,151	388	22,697	(149,686)	52,085,597	(33,141,602)	18,794,753
Common stock issued in public offering ,net of costs	—	—	—	—	—	—	—	—	4,930,000	493	—	—	4,383,504	—	4,383,997
Common stock issued in public offering (ATM), net of costs	—	—	—	—	—	—	—	—	10,781	1	—	—	3,875	—	3,876
Common stock issued in connection with conversion of debt	—	—	—	—	—	—	—	—	110,131	11	—	—	217,489	—	217,500
Stock-based compensation	—	—	—	—	—	—	—	—	3,267	—	—	—	192,788	—	192,788
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(407,231)	(407,231)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,991,224)	(2,991,224)
Balance, June 30, 2023	1,250,000	$3,712,500	399,996	$1,063,989	552,000	$55	10,000	$1	8,928,330	$893	22,697	$(149,686)	$56,883,253	$(36,540,057)	$20,194,459

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Applied UV, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

	2023	2022
Cash flows from Operating Activities
Net Loss	$(7,533,063)	$(4,538,527)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	384,809	400,450
Bad debt (recovery) expense	(135,467)	55,226
Change in fair market value of warrant liability	(918)	(11,717)
Change in fair market value of contingent consideration	433,999	240,000
Gain on settlement of contingent consideration	—	(1,700,000)
Loss on impairment of goodwill and intangible assets	—	1,138,203
Amortization of right-of-use asset	236,275	462,832
Depreciation and amortization	1,418,127	978,495
Amortization of debt discount	399,129	53,646
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,670,165)	(402,965)
Cost and estimated earnings excess of billings	(595,560)	(262,420)
Inventory	1,311,288	(2,855,073)
Vendor deposits	(698,165)	494,888
Prepaid expenses and other current assets	(194,044)	(62,600)
Accounts payable and accrued expenses	2,088,635	768,872
Billings in excess of costs and earnings on uncompleted contracts	—	(616,475)
Deferred revenue	(1,622,314)	687,494
Due to landlord	(186,344)	(93,172)
Operating lease payments	(213,125)	(449,388)
Net Cash Used in Operating Activities	(6,576,903)	(5,712,231)

Cash Flows From Investing Activities
Cash paid for patent costs	(51,077)	(682)
Purchase of machinery and equipment	(75,959)	(26,043)
Acquisitions, net of cash acquired (Note 2)	(4,115,709)	(10)
Payments on notes payable	(166,262)	—
Net Cash Used in Investing Activities	(4,409,007)	(26,735)

Cash Flows From Financing Activities
Payments on financing leases	(20,022)	(3,493)
Shares repurchased	—	(149,686)
Dividends to preferred shareholders	(769,481)	(724,500)
Payments on note payable	(16,438,782)	—
Proceeds from equity raises, net	6,630,799	1,092,000
Proceeds from note payable, net	22,182,455	—
Net Cash Provided by Financing Activities	11,584,969	214,321

Net Increase (Decrease) in Cash and equivalents	599,059	(5,524,645)
Cash and cash equivalents at January 1,	2,734,485	8,768,156
Cash and cash equivalents at June 30,	$3,333,544	$3,243,511

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$308,955	$4,102
Supplemental Non-Cash Disclosures of Investing and Financing Activities
Conversion of debt into common stock	$217,500	$—
Recognition of right of use asset and corresponding lease liability	$563,315	$1,380,658

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., Munnworks, LLC, SteriLumen, Inc., Puro Lighting, LLC, and LED Supply Co. LLC. All significant intercompany transactions and balances are eliminated in consolidation.

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

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of June 30, 2023, the Company was approximately $2,959,000 in excess of FDIC insured limits. The Company provides credit in the normal course of business.

For the three and six months ended June 30, 2023 and 2022, the Company had no major suppliers that accounted for over 10% of supplies and materials used by the Company.

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

Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities. As of June 30, 2023 and December 31, 2022, the Company had $27,000, respectively, in cash equivalents.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are recorded after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended June 30, 2023 and 2022, the Company had (recoveries) credit losses of $(41,905) and $107,075, respectively. For the six months ended June 30, 2023 and 2022, the Company had (recoveries) credit losses of $(135,467) and $155,226, respectively. Based on the Company’s current and historical collection experience, the Company recorded an allowance for doubtful accounts of approximately $105,000 and $35,000 as of June 30, 2023 and December 31, 2022, respectively.

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $187,000 and $88,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended June 30, 2023 and December 31, 2022.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Loss Per Share:
	As of June 30,
	2023	2022
Common stock options	254,256	163,856
Series B Preferred Stock	1,250,000	—
Series C Preferred Stock	399,996	—
Common stock warrants	308,484	38,484
Total	2,212,736	202,340

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

Reverse Stock Split

Applied UV, Inc. (the “Company”) filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect a 1-for-5 reverse stock split (the “reverse stock split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), on May 30, 2023. The Certificate of Amendment has no effect on the number of authorized shares of Common Stock or their par value. No fractional shares will be issued in connection with the reverse stock split and stockholders will receive cash in lieu of fractional shares.

All historical share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

MunnWorks projects, including those from the VisionMark acquisition, are completed within the Company’s facilities. For these projects, the company designs, manufactures and sells custom mirrors and furniture for the hospitality and retail industries through contractual agreements. These sales require the company to deliver the products within three to nine months from commencement of order acceptance. Revenue is recognized using the input method of accounting. Deferred revenue represents amounts billed in excess of revenues recognized. Revenues recognized in excess of amounts billed typically does not occur as the Company will not perform any work in excess of the amount the company bills to its customers. If work is performed in excess of amounts billed, the Company will record an unbilled receivable

Revenue Recognition (Continued)

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

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

Schedule of revenue:

	June 30,
	2023	2022
Recognized over time	$3,198,458	$2,883,912
Recognized at a point in time	7,645,228	3,023,734
Total	$10,843,686	$5,907,646

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognized over time and revenue recognized at a point in time for the six months ended:

Schedule of revenue:

	June 30,
	2023	2022
Recognized over time	$8,484,901	$3,413,149
Recognized at a point in time	13,013,268	5,850,587
Total	$21,498,169	$9,263,736

Deferred revenue was comprised of the following as of:

	June 30,	December 31,
	2023	2022
Recognized over time	$2,275,791	$3,581,195
Recognized at a point in time	3,130,292	1,149,104
Total	$5,406,083	$4,730,299

The Company recognized $545,107 and $3,247,141 of deferred revenue as of December 31, 2022 as revenue during the three and six months ended June 30, 2023, respectively.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the three months ended June 30, 2023 and 2022 was $144,100 and $348,377, respectively. Advertising expense for the six months ended June 30, 2023 and 2022 was $295,718 and $546,372, respectively.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of June 30, 2023 and December 31, 2022, the vendor deposit balance was $1,149,385 and $75,548, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of June 30, 2023 and December 31, 2022, capitalized patent costs net of accumulated amortization was $3,214,729 and $1,593,741, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded $47,516 and $25,016, respectively, of amortization expense for these patents. For the six months ended June 30, 2023 and 2022, the Company recorded $89,012 and $50,032, respectively, of amortization expense for these patents.

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

Recently issued accounting pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. The amendments in this update will be effective for the Company on January 1, 2024 and may be early adopted at the beginning of fiscal year 2023. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three and six months ended June 30, 2023 and 2022. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

In relation with the purchase by SteriLumen, Inc., of Old SAM Partners, LLC, on March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 80,000 shares. During the six months ended June 30, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000. The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill and intangible assets determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 in the first quarter of 2022.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

The purchase price and purchase price allocation as of the acquisition completion date follows:

Purchase Price:
Cash paid at closing	$10
Due to landlord	755,906
Total Purchase Price, net of cash acquired	755,916

Assets Acquired:
Accounts receivable, net	636,550
Inventory	176,583
Costs and estimated earnings in excess of billings	181,152
Machinery and equipment	1,100,000
Total Assets Acquired:	2,094,285

Liabilities Assumed:
Billings in excess of costs and earnings on uncompleted contracts	(1,388,838)
Total Liabilities Assumed	(1,388,838)
Net Assets Acquired	705,447
Excess Purchase Price Goodwill	$50,469

The excess purchase price has been recorded as goodwill in the amount of approximately $50,469. The goodwill is amortizable for tax purposes.

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of past due lease payments per month for the next 36 months commencing on April 1, 2022. The Company recognized a discount and related liability equal to the present value of the past due lease liability, and amortizes the difference between such present value and the liability through interest expense using a rate of 38.7% as per the effective interest rate method over the repayment period. Amortization of discount included in interest expenses was $37,823 and $49,610 for the three months ended June 30, 2023 and 2022, respectively. Amortization of discount included in interest expenses was $78,620 and $53,646 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the future maturity of the lease liability is as follows:

Years Ended December 31,
2023 (6 months)	$186,346
2024	372,684
2025	93,174
Total	652,204
Less: Unamortized discount	(137,465)
Total amount due to landlord	514,739
Less: current portion of amount due to landlord, net of discount	(189,182)
Total long-term portion of amount due to landlord	$325,557

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

On January 26, 2023, the Company entered into an asset purchase agreement by the Company (the "Buyer") and PURO Lighting, LLC, (the "Seller") a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stock of the buyer. The Company paid or issued, as applicable (i) 499,444 shares of the Company’s common stock (ii) 251,108 shares of the Company’s 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”) (iii) cash of $3,828,967 and (iv) 1,250,000 shares of the Company’s 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”). In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the PURO Merger Agreement.

The purchase price and purchase price allocation as of the acquisition completion date follows:

Purchase Price:
Cash paid at closing, net of cash acquired	$3,828,967
Common stock	2,597,111
Series B Preferred Stock	3,712,500
Series C Preferred Stock	667,947
Contingent consideration-Make Whole***	2,397,334
Contingent consideration-Earnout	4,046,232
Total Purchase Price, net of cash acquired	17,250,091

Assets Acquired:
Accounts receivable, net	274,574
Inventory	2,085,912
Other current assets	415,188
Fixed assets, net	5,075
Tradenames/trademarks	1,228,000
Technology/know-how/trade secrets	1,842,000
Patented technology	1,710,000
Customer relationships	4,705,000
Total Assets Acquired:	12,265,749

Liabilities Assumed:
Accounts payable and accrued expenses	(936,448)
Deferred revenue	(18,482)
Total Liabilities Assumed	(954,930)
Net Assets Acquired	11,310,819
Excess Purchase Price "Goodwill"	$5,939,272

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

***Represents the difference in fair value of common stock on the date of acquisition versus agreed upon $2 per share ("Make Whole"). In the event any PURO Equity holder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such PURO Equity holder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such PURO Equity holder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price). As a result of the make-whole provision, the liability was reduced to $2,677,020 as of June 30, 2023 with the change in fair market value of $119,866 being recorded to other income within the consolidated statements of operations.

The excess purchase price has been recorded as goodwill in the amount of approximately $5,939,272. The goodwill is amortizable for tax purposes.

On January 26, 2023, the Company entered into an asset purchase agreement by the Company (the "Buyer") and LED Supply Co, LLC, (the “Seller”), a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stocks of the buyer. The Company paid or issued, as applicable (i) 275,555 shares of the Company’s common stock; (ii) 148,888 shares of Series C Preferred Stock; and (iii) cash of $286,742. In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the LED Merger Agreement.

The purchase price and purchase price allocation as of the acquisition completion date follows:

Purchase Price:
Cash paid at closing	$286,742
Common stock	1,432,889
Series C Preferred Stock	396,042
Contingent considerations-Common Stock True Up***	1,322,665
Contingent considerations-Earnout	10,609,442
Total Purchase Price, net of cash acquired	14,047,780

Assets Acquired:
Accounts receivable, net	1,461,461
Inventory	1,925,285
Other current assets	232,095
Vendor deposits	375,672
Costs and estimated earnings in excess of billings	533,638
Fixed assets, net	106,330
Trademarks/tradenames	1,806,000
Technology/know-how/trade secrets	1,169,193
Vendor relationships	1,416,000
Rebate program	1,894,703
Customer relationships	2,088,000
Other non-current assets	24,819
Total Assets Acquired:	13,033,196

Liabilities Assumed:
Accounts payable	(2,854,509)
Deferred revenue	(2,279,616)
Notes payable	(1,973,946)
Financing lease liability	(25,231)
Total Liabilities Assumed	(7,133,302)
Net Assets Acquired	5,899,894
Excess Purchase Price "Goodwill"	$8,147,886

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

***The amount represents the difference in fair value of common stock on the date of acquisition versus the agreed upon $2 per share ("Make Whole"). In the event any LED Equityholder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such LED Equityholder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such LED Equityholder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price). As a result of the make-whole provision, the liability was decreased to $1,476,977 as of June 30, 2023 with the change in fair market value of $66,133 being recorded to other income within the consolidated statements of operations.

The excess purchase price has been recorded as goodwill in the amount of approximately $8,147,886. The goodwill is amortizable for tax purposes

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	June 30,	December 31,
	2023	2022
Raw materials	$3,419,017	$3,485,040
Finished goods	4,975,717	2,110,838
Inventory at cost	8,394,734	5,595,878
Less: Reserve	(186,839)	(87,792)
Inventory, net	$8,207,895	$5,508,086

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

	June 30,	December 31,
	2023	2022
Machinery and Equipment	$1,319,975	$1,266,189
Leasehold improvements	130,058	67,549
Furniture and Fixtures	274,326	203,256
Property and equipment at cost	1,724,359	1,536,994
Less: Accumulated Depreciation	(557,852)	(403,526)
Net Property and Equipment	$1,166,507	$1,133,468

Depreciation expense, including amortization of assets under Financing leases, for the three months ended June 30, 2023 and 2022 was $77,293 and $68,765, respectively.

Depreciation expense, including amortization of assets under Financing leases, for the six months ended June 30, 2023 and 2022 was $154,326 and $94,527, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
Intangible assets subject to amortization
Customer Relationships	$8,448,598	$1,655,598
Tradenames/trademarks	5,242,530	2,208,530
Patented technology	3,474,158	1,730,771
Technology/know-how/trade secrets	11,369,883	8,341,000
Vendor relationships	1,416,000	—
Rebate program	1,894,703	—
	31,845,872	13,935,899
Less: Accumulated Amortization	(3,845,271)	(2,581,469)
	$28,000,601	$11,354,430

During the three months ended June 30, 2023 and 2022, the Company recorded total amortization expense related to intangible assets of $680,328 and $441,985, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded total amortization expense related to intangible assets of $1,263,802 and $883,969, respectively. The useful lives of tradenames range from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

Future amortization of intangible assets are as follows:

For the year ending December 31,
2023 (6 months)	1,430,196
2024	3,050,982
2025	3,050,982
2026	3,033,272
Thereafter	17,435,169
Total	$28,000,601

NOTE 6 – FINANCING LEASE OBLIGATION

The Company's future minimum principal and interest payments under a financing lease for machinery and equipment are as follows:

2023 (6 months)	$32,811
2024	54,901
2025	54,901
2026	49,260
2027	36,109
Total lease payments	227,982
Less: Amount representing interest	(30,990)
Present value of future minimum lease payments	196,992
Less: current portion	(41,632)
Financing lease obligations, net of current	$155,360

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE

As of June 30, 2023, the Company had the following notes payable outstanding:

	June 30,	December 31,
	2023	2022
Loan Agreement	$157,500	$157,500
Streeterville Note #1	2,655,000	2,807,500
Streeterville Note #2	2,842,500	—
Directors and Officers Liability Insurance Agreement	—	166,262
Pinnacle Note	5,059,841	—
Total	10,714,841	3,131,262
Less: Unamortized debt discount	(391,925)	267,433
Total notes payable	10,322,916	2,863,829
Notes payable, current	(4,999,257)	(2,098,685)
Notes payable, non current	$5,323,659	$765,144

Minimum obligations under these loan agreement are as follows:

2023 (six months)	$2,672,964
2024	$8,041,877
Total	$10,714,841

Loan Agreement

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2022, the company has an outstanding balance of $157,500, and no payments have been made as of June 30, 2023.

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

On May 2023, the Company paid an amendment fee of $65,000 which was added to principal and recorded as a debt discount. The amendment was to extend the required principal payments to September of 2023. In May of 2023, the noteholders converted $217,500 of principal in exchange for 110,131 common shares.

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

Debt discount related to the note amounts to $345,000 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 17.31%. The Company recorded $77,514 and $164,627 due to debt discount amortization to interest expense in the accompanying Statement of Operations for the three and six months ended June 30, 2023. As a result, at June 30, 2023, the remaining unamortized balance was $156,269. The Company paid an amendment fee in May of 2023 of $65,000 which was added to debt discount. The Company recorded an additional amortization of debt discount of $9,355 during the three and six months ended June 30, 2023.

Interest expense recorded in the accompanying Statements of Operations by the Company was $54,707 and $110,847 for the three and six months ended June 30, 2023, respectively.

Streeterville Note #2

The features and conditions relating to this note is similar with the Streeterville note issued on October 7, 2022.

Debt discount recognized during 2023 related to the note amounts to $344,500 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 22.23%. The Company recorded $83,043 and $139,703 due to debt discount amortization to interest expense in the accompanying Statement of Operations for the three and six months ended June 30, 2023. As a result, at June 30, 2023, the remaining unamortized balance was $235,656. As of June 30, 2023, the company classified $267,079 of the net principal balance as long term and the remainder was recorded as short term. The Company paid an amendment fee in May of 2023 of $35,000 which was added to debt discount. The Company recorded an additional amortization of debt discount of $6,825 during the three and six months ended June 30, 2023.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Streeterville Note #2 (Continued)

Interest expense recorded in the accompanying Statements of Operations by the Company was $57,248 and $97,801 for the three and six months ended June 30, 2023, respectively.

Directors and Officers Liability Insurance Agreement

On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment made in June 2023. At June 30, 2023, the outstanding balance on the note payable was $0 and interest expense for the three months and six months ended June 30, 2023 were immaterial to the consolidated financial statements.

Pinnacle Note

In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The facility was later amended and increased to $6,000,000 on May 23, 2023. The loan is subject to a maximum advance amount of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $6 million. The loan matures on December 9, 2024. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Pinnacle Note (Continued)

The loan accrues interest at a 1.50% margin above the greater of the prime rate or 4.00%. The interest margin is increased to 2.00% in respect to the advances against eligible inventory. If the Company fails to meet any covenant, term or provision of the Loan Agreement, then interest shall accrue at the rate of 6.0% above the interest rate. If after the occurrence of an event of default and the loan is not paid in full by the maturity date, the loan shall bear interest at the rate of 18.0% above the interest rate.

Obligations under the Loan Agreement are secured by all of the Company's assets. On the effective date the Company paid a loan fee of 2% of the amount of the Loan Facility and will be required to pay a loan fee of 1.5% of the amount of the Loan Facility annually thereafter.

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

There was a $5,059,841 outstanding balance under the Loan Facility as of June 30, 2023 which has all been classified as long term.

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of June 30, 2023 and December 31, 2022:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	As of June 30, 2023
Assets
Money market funds	$26,981	$26,981	$26,981	$—	$—
Total assets	$26,981	$26,981	$26,981	$—	$—
Liabilities
Contingent consideration	$18,809,672	$18,809,672	$4,153,999	$—	$14,655,673
Warrant liability	9,069	9,069	—	—	9,069
Total liabilities	$18,818,741	$18,818,741	$4,153,999	$—	$14,664,742

	As of December 31, 2022
Assets
Money market funds	$26,828	$26,828	$26,828	$—	$—
Total assets	$26,828	$26,828	$26,828	$—	$—
Liabilities
Warrant liability	9,987	9,987	—	—	9,987
Total liabilities	$9,987	$9,987	$—	$—	$9,987

The carrying amounts of accounts receivable, accounts payable and short-term debt approximated fair values as of June 30, 2023 and December 31, 2022 because of the relatively short maturity of these instruments. There were no other level 3 or level 1 assets or liabilities as of June 30, 2023

Money market funds – Cash equivalents of $26,981 and $26,828 as of June 30, 2023 and December 31, 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Contingent consideration – The fair value of the contingent consideration related to the common stock true-up is derived through the quoted market price of our stock, which represents a Level 1 measurement within the fair value hierarchy. As a result of the merger transaction, the company assumed an Earn-out liability, which is remeasured each reporting period. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The Earn-out liability was accounted for as a liability as of the date of the merger transaction and will be remeasured to fair value until the Earnout Triggering Events are met.

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

In connection with our acquisitions we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy

NOTE 9 – STOCKHOLDERS' EQUITY

At the Market Sales Agreement

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022 the Company sold 160,962 ATM shares through the sales agent with gross proceeds of $964,083. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $28,922. As of June 30, 2023, an additional 363,642 shares have been sold for gross proceeds of $2,342,084, and the compensation paid by the Company to the Sales Agent was $70,262, leaving a balance of $5,693,833 on the ATM facility. The ATM facility expired July 1, 2023. The shelf registration statement will expire on July 12, 2025.

Reverse Stock Split

Applied UV, Inc. (the “Company”) filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect a 1-for-5 reverse stock split (the “reverse stock split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), on May 30, 2023. The Certificate of Amendment has no effect on the number of authorized shares of Common Stock or their par value. No fractional shares will be issued in connection with the reverse stock split and stockholders will receive cash in lieu of fractional shares.

The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market when the market opened on May 31, 2023. The trading symbol for the Common Stock will remain “AUVI.” The Common Stock was assigned a new CUSIP number (03828V402) following the reverse stock split.The Company has adjusted the number of shares available for future grant under its equity incentive plan as well as the number of outstanding awards, the exercise price per share of outstanding stock options and other terms of outstanding awards issued to reflect the effects of the reverse stock split

All historical share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split.

June Public Offering

On June 16, 2023, the Company entered into an underwriting agreement, pursuant to which the Company agreed to sell to the Underwriters, an aggregate of (i) 4,730,000 shares of its common stock, at a public offering price of $1.00 per share and (ii) pre-funded warrants to purchase 270,000 shares of Common Stock at a price of $1 per share, minus $0.001. In addition, the Company granted the Underwriters a 45-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock at the public offering price per security, less underwriting discounts, and commissions, of which was 200,000 shares were purchased. As a result of the offering, the Company received gross proceeds of $5,200,000 and incurred $816,000 of deal related costs. Each pre-funded warrant is exercisable for one share of our common stock, with an exercise price equal to $0.001 per share, at any time that the pre-funded warrant is outstanding. There is no expiration date for the pre-funded warrants. The holder of a pre-funded warrant will not be deemed a holder of our underlying common stock until the pre-funded warrant is exercised.

Amendment of the Certificate of Designation

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. The Company has a total 22,697 of treasury shares as of June 30, 2023, all of which were purchased during April 2022.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2022, the Company had 10,000 preferred shares designated as Series X Preferred Stock, 1,250,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), and 18,740,000 shares undesignated. As of June 30, 2023 the Company had 1,250,000 preferred shares designated as Series B Preferred Stock, 2,500,000 preferred shares designated as Series C Preferred Stock, 10,000 preferred shares designated as Series X Preferred Stock, 1,250,000 shares designated as 10.5% Series A Cumulative Perpetual Preferred Stock, and 14,990,000 shares undesignated.

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

Preferred Stock, Series B Cumulative Perpetual

On January 25, 2023, the Company filed the Certificate of Designations, Rights, and Preferences for the Series B Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. On January 26, 2023, the Company filed the Amendment to the Series B Certificate of Designation (together with the Certificate of Designations, Rights, and Preferences for the Series B Preferred Stock, the “Series B Certificate of Designation”), which became effective upon acceptance for record. The Series B Certificate of Designation classified a total of 1,250,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Series B Preferred Stock. As set forth in the Series B Certificate of Designation, the Series B Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock and to all other equity securities issued by the Company expressly designated as ranking junior to the Series B Preferred Stock; (ii) on parity with the Company’s 10.5% Series A Cumulative Perpetual Preferred Stock; (iii) at least on parity with any future class or series of the Company’s equity securities designated on or after January 25, 2023, including the Company’s 5% Series C Cumulative Perpetual Preferred Stock; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of the Company’s existing or future subsidiaries. Holders of Series B Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 2% of the $6 per share liquidation preference per year (equivalent to $0.12 per share per year). Dividends will be payable quarterly in arrears, on or about the 15th day after the end of a quarterly period, beginning on April 15, 2023. The holders of Series B Preferred Stock, at his, her, or its option, can require the Company to redeem all or a portion of the Series B Preferred Stock at any time and from time to time held by such holder after 30 months from the original issue date at a redemption price of $2.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared), up to but not including the date fixed for redemption, without interest, to the extent the Company has funds legally available therefore; provided that if a holder requires the Company to redeem all or a portion of the Series B Preferred Stock at any time and from time to time held by such holder on or after the five (5) year anniversary of the original issue date, the redemption price will be $6.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared), up to but not including the date fixed for redemption, without interest, to the extent the Company has funds legally available therefore. The Series B Certificate of Designation provides for a special optional redemption by the Company upon a change of control, in whole or in part, for $6.00 per share, plus accrued but unpaid dividends to, but not including the redemption date. The holders

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock, Series B Cumulative Perpetual (Continued)

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

Preferred Stock, Series C Cumulative Perpetual

On January 25, 2023, the Company filed the Certificate of Designations, Rights, and Preferences for the Series C Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. On January 26, 2023, the Company filed the Amendment to the Series C Certificate of Designation (together with the Certificate of Designations, Rights, and Preferences for the Series C Preferred Stock, the “Series C Certificate of Designation”), which became effective upon acceptance for record. The Series C Certificate of Designation classified a total of 2,500,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Series C Preferred Stock. As set forth in the Series C Certificate of Designation, the Series C Preferred Stock will rank, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock and to all other equity securities issued by the Company expressly designated as ranking junior to the Series C Preferred Stock; (ii) on parity with any future class or series of the Company’s equity securities expressly designated as ranking on parity with the Series C Preferred Stock; (iii) junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of the Company’s existing or future subsidiaries. Holders of Series C Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 5% of the $5.00 per share liquidation preference per year (equivalent to $0.25 per share per year). Dividends will be payable quarterly in arrears, on or about the 15th day after the end of a quarterly period, beginning on April 15, 2023. The Company, to the extent it has legally available funds, must redeem all shares of Series C Preferred Stock on the date that is three years from January 26, 2023. The Series C Certificate of Designation provides for a special optional redemption by the Company upon a change of control, in whole or in part, for $5.00 per share, plus accrued but unpaid dividends to, but not including the redemption date.The holders of Series C Preferred Stock neither have voting nor preemptive rights. Each share of Series C Preferred Stock will be convertible, at any time and from time to time from and after January 26, 2023, at the option of the holder, into one share of Common Stock. The Series C Preferred Stock has no stated maturity and will not be subject to any sinking fund for the payment of the redemption price or mandatory redemption. The Series C Preferred Stock shall be classified as temporary equity, outside of permanent equity, as they are redeemable at a fixed or determinable price on a fixed or determinable date.

Suspension of Preferred Dividends

On June 19, 2023, the Board of Directors of Applied UV, Inc (“Applied UV” or the “Company”) temporarily suspended the Company’s: (i) monthly $0.21875 dividend on its 10.5% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), commencing with the July dividend, that would have been paid on July 17, 2023; (ii) quarterly $0.03 dividend on its 2% Series B Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), commencing with the dividend for the quarter ending June 30, 2023, that would have been paid on July 17, 2023; and (iii) quarterly $0.0625 dividend on its 5% Series C Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), commencing with the dividend for the quarter ending June 30, 2023, that that would have been paid on July 17, 2023. The dividends on each Series cited above have been suspended by the Board for the next eleven (11) months, or until the month of May 2024 for the Series A Preferred Stock or the quarter ending March 31, 2024 for the Series B and C Preferred Stock but may be re-instated at any time in the Board’s discretion (the “Suspension Period”). The suspension of these dividends will defer approximately $1.5 million in cash dividend payments until after the Suspension Period.

Notwithstanding anything contained herein to the contrary, dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock shall accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are authorized or declared. No interest is payable in respect of any dividend payment or payments on the Series A, B or C Preferred Stock which may be in arrears. The Company previously paid a monthly cash dividend of $0.21875 per share on the Series A Preferred Stock having a record date of June 2, 2023, a quarterly cash dividend of $0.03 per share on the Series B Preferred Stock having a record date of March 31, 2023, and a quarterly cash dividend of $0.0625 on the Series C Preferred Stock having a record date of March 31, 2023.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years	Aggregate intrinsic value
Balances, January 1, 2022	128,863	$35.55	$25.15	8.47	$—
Options granted outside of the plan	127,800	8.30	5.30	10.00	—
Options forfeited	(56,657)	35.10	—		—
Options exercised	—	—	—		—
Balances, December 31, 2022	200,006	$18.05	$—	9.03	$—
Options granted outside of the plan	96,000	10.00	4.37	10.0	—
Options forfeited	(41,750)	9.02	—		—
Options exercised	—	—	—		—
Balances, June 30, 2023	254,256	$16.50	$—	8.90	$—
Vested and Exercisable	79,112	$26.89			$—

Share-based compensation expense for options totaling $161,465 and $108,178 was recognized for the three months ended June 30, 2023 and 2022, respectively, based on requisite service periods.

Share-based compensation expense for options totaling $322,063 and $330,240 was recognized for the six months ended June 30, 2023 and 2022, respectively, based on requisite service periods.

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

As of June 30, 2023, there was $1,140,186 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 2.05 years.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9– STOCKHOLDERS' EQUITY (continued)

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the six months ended June 30, 2023 and 2022 are set forth in the table below.

	2023	2022
Risk-free interest rate	3.53% to 3.60%	1.26% to 2.82%
Volatility	90.27% to 91.01%	78.95% to 81.22%
Expected life (years)	5.83-6.08	5.75-6.08
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Warrants	Weighted-Average Exercise Price
Balances, January 1, 2022	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, March 31, 2022	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, June 30, 2022	38,484	$29.20

Balances, January 1, 2023	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, March 31, 2023	38,484	$29.20
Pre-funded warrants	270,000	$1.00
Exercised	—	—
Balances, June 30, 2023	308,484	$4.52

At June 30, 2023
Vested and Exercisable	308,484	$4.52

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

In relation to the common stock offering that was closed last December 28, 2021, On January 5, 2022, the underwriters fully exercised their over-allotment option to purchase an additional 80,000 shares of common stock at the public offering price of $15.00 per share. The Company received gross proceeds of $1,200,000 for the over-allotment, which resulted in net proceeds to us of $1,092,000, after deducting underwriting discounts and commissions of $108,000.

Restricted Stock Awards

The Company records compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and the expense is amortized over the vesting period. These restricted stock awards are subject to time-based vesting conditions based on the continued service of the restricted stock award holder.

The following table presents the restricted stock units activity from January 1, 2022 through June 30, 2023

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2022	58,500	$23.55
Granted and unvested	41,500	10.50
Vested	(20,193)	19.40
Forfeited/Cancelled	(62,307)	$22.25
Unvested shares at December 31, 2022	17,500	$11.90
Granted and unvested	11,000	5.05
Vested	(6,833)	14.15
Forfeited/Cancelled	(3,000)	5.80
Unvested shares, March 31, 2023	18,667	$6.80
Vested	(833)	$13.50
Unvested shares, June 30, 2023	17,834	$6.85

Vested as of June 30, 2023	69,000	$22.85

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $31,323 and $4,271 of compensation expense within its statements of operations for the three months ended June 30, 2023 and 2022, respectively.

In connection with the grant of restricted shares, the Company recognized $58,446 and $70,209 of compensation expense within its statements of operations for the six months ended June 30, 2023 and 2022, respectively.

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

Rent expense for the three months ended June 30, 2023 and 2022 was $517,071 and $427,222, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $937,178 and $529,021, respectively.

Schedule maturities of operating lease liabilities outstanding as of June 30, 2023 are as follows:

2023 (6 months)	$1,012,105
2024	1,914,174
2025	1,190,213
2026	174,900
Total lease payments	4,291,392
Less: Imputed Interest	$(412,106)
Present value of future minimum lease payments	$3,879,286

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

	Hospitality	Disinfectant/ Healthy Building Technologies	Corporate	Total
Balance sheet at June 30, 2023
Assets	$11,009,842	$58,173,405	$3,788,809	$72,972,056
Liabilities	$9,312,841	$29,166,709	$9,521,558	$48,001,108
Balance sheet at December 31, 2022
Assets	$9,638,828	$19,831,097	$3,257,502	$32,727,427
Liabilities	$10,666,643	$1,545,217	$3,281,672	$15,493,532

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 11 - SEGMENT REPORTING (CONTINUED)
	Hospitality	Disinfectant/ Healthy Building Technologies	Corporate	Total
Income Statement for the three months ended June 30, 2023:
Net Sales	$5,147,682	$5,696,004	$—	$10,843,686
Cost of Goods Sold	$4,134,884	$4,299,108	$—	$8,433,992
Research and development	$—	$180,293	$—	$180,293
Stock based compensation	$57,820	$34,188	$102,672	$194,680
Selling, General and Administrative expenses, less stock based compensation	$1,206,113	$2,988,000	$533,326	$4,727,439
Income Statement for the three months ended June 30, 2022:
Net Sales	$4,169,112	$1,738,534	$—	$5,907,646
Cost of Goods Sold	$3,695,267	$908,587	$—	$4,603,854
Research and development	$—	$82,049	$—	$82,049
Stock based compensation	$30,149	$37,800	$44,502	$112,451
Selling, General and Administrative Expenses, less stock based compensation	$1,195,460	$2,033,074	$690,230	$3,918,764
Income Statement for the six months ended June 30, 2023:
Net Sales	$11,229,055	$10,269,114	$—	$21,498,169
Cost of Goods Sold	$9,441,070	$7,725,019	$—	$17,166,089
Research and development	$—	$369,503	$—	$369,503
Stock based compensation	$114,674	$70,364	$199,771	$384,809
Selling, General and Administrative Expenses, less stock based compensation	$2,239,702	$5,871,973	$1,690,014	$9,801,689
Income Statement for the six months ended June 30, 2022:
Net Sales	$5,578,362	$3,685,374	$—	$9,263,736
Cost of Goods Sold	$4,853,911	$1,956,934	$—	$6,810,845
Research and development	$—	$141,363	$—	$141,363
Stock based compensation	$116,160	$60,086	$224,204	$400,450
Selling, General and Administrative Expenses, less stock based compensation	$1,854,548	$3,818,284	$1,059,159	$6,731,991
Loss on impairment of goodwill	$—	$1,138,203	$—	$1,138,203

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three and six months ended June 30, 2023 and 2022 as though the company acquired PURO, and LED (the “Acquired Companies”) on January 1, 2022 is set forth below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$10,843,686	$9,207,473	$22,017,102	$18,622,909
Net Loss	$(2,991,224)	$(2,845,863)	$(7,981,747)	$(5,623,491)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(407,231)	(362,250)	(769,481)	(724,500)
Net Loss attributable to common stockholders	(3,398,455)	(3,208,113)	(8,751,228)	(6,347,991)
Basic and Diluted Loss Per Common Share	$(0.77)	$(0.79)	$(2.16)	$(1.54)
Weighted Average Shares Outstanding - basic and diluted	4,434,036	4,083,076	4,060,537	4,109,956

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

Focus on key target verticals that have proven business use cases including:

• Food Preservation

• Post-Harvest and Distribution/Logistics from ”farm-to-table”

• Healthcare

• Hospitals, Long-Term Care, Dental

• Food and Beverage

• Winery, Dairy, Meat & Seafood

• Hospitality

• Hotels, Restaurants

• Education

•Public/Non-Public Schools and Universities

• Public Spaces

• Sports Arenas, Office Buildings (HVAC)

• Cannabis

• Correctional Facilities

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Hospitality	Disinfection/Healthy Building Technology	Corporate	Total	Hospitality	Disinfection/Healthy Building Technology	Corporate	Total
Net Sales	$5,147,682	$5,696,004	$—	$10,843,686	$4,169,112	$1,738,534	$—	$5,907,646
Cost of Goods Sold	4,134,884	4,299,108	—	8,433,992	3,695,267	908,587	—	4,603,854
Gross Profit	1,012,798	1,396,896	—	2,409,694	473,845	829,947	—	1,303,792
Research and development	—	180,293	—	180,293	—	82,049	—	82,049
Stock based compensation	57,820	34,188	102,672	194,680	30,149	37,800	44,502	112,451
Selling, General and Administrative	1,206,114	2,987,999	533,326	4,727,439	1,195,460	2,033,074	690,230	3,918,764
Total Operating expenses	1,263,934	3,202,480	635,998	5,102,412	1,225,609	2,152,923	734,732	4,113,264
Operating Loss	(251,136)	(1,805,584)	(635,998)	(2,692,718)	(751,764)	(1,322,976)	(734,732)	(2,809,472)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	(1,384)	(1,384)	—	—	(32,111)	(32,111)
Interest expense			(483,122)	(483,122)	—	—	—	—
Gain on change in contingent consideration			186,000	186,000
Other income (expense)	—	—			(47,072)	—	—	(47,072)
Total Other Income (Expense)			(298,506)	(298,506)	(47,072)	—	(32,111)	(79,183)
Loss Before Provision for Income Taxes	(251,136)	(1,805,584)	(934,504)	(2,991,224)	(798,836)	(1,322,976)	(766,843)	(2,888,655)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(251,136)	$(1,805,584)	$(934,504)	$(2,991,224)	$(798,836)	$(1,322,976)	$(766,843)	$(2,888,655)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(251,136)	$(1,805,584)	$(635,998)	$(2,692,718)	$(751,764)	$(1,322,976)	$(734,732)	$(2,809,472)
Depreciation and Amortization	61,887	695,735	—	757,622	55,173	455,576	—	510,749
Loss on impairment of goodwill	—	—	—	—	—	—	—	—
Stock based compensation	57,820	34,188	102,672	194,680	30,149	37,800	44,502	112,451
Adjusted EBITDA	$(131,429)	$(1,075,661)	$(533,326)	$(1,740,416)	$(666,442)	$(829,600)	$(690,230)	$(2,186,272)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $1.7 million for the three months ended June 30, 2023, which was a decrease of $0.5 million as compared to the three ended June 31, 2022. By segment, Hospitality decreased $0.6 million, Disinfection/Healthy Building Technologies increased $0.3 million, and Corporate decreased $0.2 million.

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

Net Sales

Net sales of $10.8 million represented an increase of $4.9 million, or 83.5% for the three months ended June 30, 2023 as compared to net sales of $5.9 million for the three months ended June 30, 2022. The Disinfection/Healthy Building Technologies segment increased $4.0 million, primarily due the acquisition of PURO Lighting and LED Supply Co. on January 26, 2023. Additionally, the Hospitality segment increased $0.9 million, as that market is steadily improving.

Gross Profit

Gross profit increased $1.1 million from $1.3m, or 22.1% vs. sales, for the three months ended June 30, 2022 to $2.4m, or 22.2% vs. sales for the three months ended June 30, 2023. The improvement from 22.1% to 22.2% was driven primarily by the improved margins in the Hospitality segment as the lower margin legacy projects from the VisionMark asset acquisition have been completed. Gross profit as a percentage of sales also improved 4.4% as compared to Q1 2023, primarily due to the more favorable sales mix in Q2 2023. The higher margin Disinfection/Healthy Buildings Technology segment sales were 52.5% of Q2 2023 sales as compared to 42.9% in Q1 2023.

Operating Expenses

Selling, General, and Administrative – S,G&A costs, excluding stock based compensation, for the three months ended June 30, 2023, increased to $4.7 million as compared to $3.9 million for the three months ended June 30, 2022. This increase of $0.8 million was driven primarily by the expansion of the Disinfection/Healthy Building Technologies segment with the acquisitions of PURO Lighting and LED Supply Co. These acquisitions accounted for approximately $1.7 million of the increase, offset by a reduction in other SG&A expenses of $0.7 million and a $0.2 million decrease in Corporate expenses. The Company is working to further improve cost synergies as the integration of PURO Lighting and LED Supply Co. progresses.

Other Income/Expense

The Company incurred interest expense of $0.5 million due to the borrowings of Streeterville Capital and Pinnacle Bank., primarily to help fund the acquisitions of PURO Lighting and LED Supply Co. and to also fund additional working capital requirements.

The Company incurred a non-cash gain on the change in fair market value of contingent consideration of $0.2 million because of the make whole provision within the PURO Lighting and LED Supply Co. merger agreement. The change related to the increase in our stock price from March 31, 2023 as compared to June 30, 2023.

Net Loss

The Company recorded a net loss of $3.0 million for the three months ended June 30, 2023, compared to a net loss of $2.9 million for the three months ended June 30, 2022. The increase of $0.1 million in the net loss was mainly due to the $0.6 million increase in the net loss of the Disinfection/Healthy Building Technologies segment primarily as a result of increased S,G&A costs from the acquisitions of PURO Lighting and LED Supply Co., offset by the improved profitability of $0.5 million in the Hospitality segment.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Hospitality	Disinfection/Heathly Building Technologies	Corporate	Total	Hospitality	Disinfection/Heathly Building Technologies	Corporate	Total
Net Sales	$11,229,055	$10,269,114	$—	$21,498,169	$5,578,362	$3,685,374	$—	$9,263,736
Cost of Goods Sold	9,441,070	7,725,019	—	17,166,089	4,853,911	1,956,934	—	6,810,845
Gross Profit	1,787,985	2,544,095	—	4,332,080	724,451	1,728,440	—	2,452,891
Research and development	—	369,503	—	369,503	—	141,363	—	141,363
Stock based compensation	114,674	70,364	199,771	384,809	116,160	60,086	224,204	400,450
Loss on impairment of goodwill	—	—	—	—	—	1,138,203	—	1,138,203
Selling, General and Administrative	2,239,702	5,871,973	1,690,014	9,801,689	1,854,548	3,818,284	1,059,159	6,731,991
Total Operating expenses	2,354,376	6,311,840	1,889,785	10,556,001	1,970,708	5,157,936	1,283,363	8,412,007
Operating Loss	(566,391)	(3,767,745)	(1,889,785)	(6,223,921)	(1,246,257)	(3,429,496)	(1,283,363)	(5,959,116)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	918	918	—	—	11,717	11,717
Interest expense	—	—	(876,061)	(876,061)	—	—	—	—
Gain on settlement of contingent consideration	—	—	—	—	—	1,700,000	—	1,700,000
Loss on change in contingent consideration	—	—	(433,999)	(433,999)	—	(240,000)	—	(240,000)
Other income		—	—		(51,128)	—	—	(51,128)
Total Other Income (Expense)	—	—	(1,309,142)	(1,309,142)	(51,128)	1,460,000	11,717	1,420,589
Loss Before Provision for Income Taxes	(566,391)	(3,767,745)	(3,198,927)	(7,533,063)	(1,297,385)	(1,969,496)	(1,271,646)	(4,538,527)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(566,391)	$(3,767,745)	$(3,198,927)	$(7,533,063)	$(1,297,385)	$(1,969,496)	$(1,271,646)	$(4,538,527)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(566,391)	$(3,767,745)	$(1,889,785)	$(6,223,921)	$(1,246,257)	$(3,429,496)	$(1,283,363)	$(5,959,116)
Depreciation and Amortization	119,079	1,299,048	—	1,418,127	63,148	915,347	—	978,495
Loss on impairment of goodwill	—	—	—	—	—	1,138,203	—	1,138,203
Stock based compensation	114,674	70,364	199,771	384,809	116,160	60,086	224,204	400,450
Adjusted EBITDA	$(332,638)	$(2,398,333)	$(1,690,014)	$(4,420,985)	$(1,066,949)	$(1,315,860)	$(1,059,159)	$(3,441,968)

The Company utilizes Adjusted EBITDA, a non-GAAP financial measure, to assist in analyzing our segment operating performance by removing the impact of certain key items that management believes do not directly reflect our underlying operations. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $4.4 million for the six months ended June 30, 2023, which was an increase of $1.0 million as compared to the six months ended June 30, 2022. By segment, Hospitality decreased $0.8 million, Disinfection/Healthy Building Technologies increased $1.1 million, and Corporate increased $0.7 million.

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

Net Sales

Net sales of $21.5 million represented an increase of $12.2 million, or 132.1% for the six months ended June 30, 2023, as compared to net sales of $9.3 million for the six months ended June 30, 2022. This increase was primarily attributable to the Disinfection/Healthy Building Technologies segment, which increased $6.6 million, primarily due to the acquisition of PURO Lighting and LED Supply Co. on January 26, 2023. The Hospitality segment increased $5.6 million, largely as a result of the strategic acquisition on March 25, 2022 of the operations of VisionMark in Brooklyn, NY, which increased $4.6 million, combined with the organic growth of our legacy MunnWorks business of $1.0 million.

Gross Profit

Gross profit increased $1.8 million from $2.5 million, or 26.5% vs. sales, for the six months ended June 30, 2022 to $4.3 million, or 20.2% vs. sales for the six months ended June 30, 2023. The decrease from 26.5% to 20.2% was driven primarily by the lower margins in our Disinfection/Healthy Building Technologies segment due to special “one-time” discounting of our Consumer Airocide™ product in Q1 2023 and the increase in sales of the Healthy Building Technologies product line from the PURO Lighting and LED Supply Co. acquisitions.

Operating Expenses

Selling, General, and Administrative – S,G&A costs, excluding stock based compensation, for the six months ended June 30, 2023, increased to $9.8 million as compared to $6.7 million for the six months ended June 30, 2022. This increase of $3.1 million was driven primarily by the expansion of the Disinfection/Healthy Building Technologies segment with the acquisitions of PURO Lighting and LED Supply Co. These acquisitions accounted for $3.2 million of the increase, and were offset by reductions in other S,G&A expenses of $1.1m. In Corporate, legal expenses increased $0.6 million.

Other Income/Expense

The Company incurred interest expense of $0.9 million due to the borrowings of Streeterville Capital and Pinnacle Bank, primarily to help fund the acquisitions of PURO Lighting and LED Supply Co. and to also fund additional working capital requirements.

For the first half of 2023, the Company incurred a non-cash loss on change in fair market value of contingent consideration of $0.4 million because of the make whole provision within the PURO Lighting and LED Supply Co. merger agreement. The change related to the decrease in our stock price from the date of acquisition of January 26, 2023 as compared to June 30, 2023.

Net Loss

The Company recorded a net loss of $7.5 million for the six months ended June 30, 2023, compared to a net loss of $4.5 million for the six months ended June 30, 2022. The increase of $3.0 million in the net loss was mainly due to the $3.2 million increase in S,G&A costs incurred as a result of the acquisitions of PURO Lighting and LED Supply Co. in support of the expansion to the Disinfection/Healthy Building Technologies segment, offset by reductions in other S,G&A expenses of $1.1m, the $1.9 million increase in Corporate expenses due to increased legal expenses of $0.6 million, interest expense of $0.9m, and loss on change in contingent consideration of $0.4 million, offset by improved profitability in the Hospitality segment of $0.7 million.

Liquidity and Capital Resources

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net Cash Used in Operating Activities	$(6,576,905)	$(5,712,231)
Net Cash Used in Investing Activities	(4,409,005)	(26,735)
Net Cash Provided by Financing Activities	11,584,969	214,321
Net Increase (Decrease) in cash and cash equivalents	599,059	(5,524,645)
Cash and equivalents at beginning of year	2,734,485	8,768,156
Cash and equivalents at end of the period	3,333,544	3,243,511

In the six months ended June 30, 2023, net cash used in operating activities was $6.6 million, as compared to $5.7 million in the six months ended June 30, 2022. This increase in net cash used was due mainly to the increase in net loss of $3.0 million, from $4.5 million in the first half of 2022 to $7.5 million in the first half of 2023.

In the six months ended June 30, 2023, net cash used in investing activities decreased $4.4 million primarily due to net cash paid of $4.1 million for the acquisitions of PURO Lighting and LED Supply Co. on January 26, 2023.

In the six months ended June 30, 2023 cash provided by financing activities was $11.6 million, as compared to cash provided by financing activities of $0.2 million in the six months ended June 30, 2022. The increase of $11.4 million is primarily due to our borrowings on our Streeterville Capital note and on our Pinnacle Bank credit facility. The Company also raised net proceeds $2.3 million through its ATM facility with Maxim Group with 1,818,214 shares sold, and an additional $4.4 million from their public offering on June 21, 2023.

On July 1, 2022, the Company filed a $50 million mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9 million, as a readily available source of funding if needed. During the year ended December 31, 2022, the Company sold 804,811 ATM shares through the sales agent with net proceeds of $1.0 million. As of June 30, 2023, an additional 1,818,214 shares have been sold for net proceeds of $2.3 million, leaving a balance of $5.7 million on the ATM facility. The ATM facility with Maxim expired July 1, 2023. The shelf registration statement will expire on July 12, 2025.

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Contractual Obligations and Other Commitments

Payment due by period
	Total	2023	2024-2026	2027-2028	Thereafter
Financing lease obligations	227,982	32,811	159,062	36,109	—
Operating lease obligations (1)	4,291,392	1,012,105	3,279,287	—	—
Notes payable (2)	157,500	157,500		—	—
Streeterville notes (3)	5,497,500	2,260,522	3,236,978	—	—
Pinnacle loan (4)	5,059,841		5,059,841	—	—
Assumed lease liability (5)	652,204	186,346	465,858	—	—
Total	15,886,419	3,904,226	11,946,084	36,109	—

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

(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	On October 7, 2022 and January 25, 2023, the Company entered into a Security Purchase Agreement with Streeterville Capital, LLC whereby the Company issued 8% unsecured redeemable notes in the principal amount of $2,807,500 and $2,807,500, respectively. The notes mature 18 months from the original issuance date.
(4)	In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The facility was later amended and increased to $6,000,000 on May 23, 2023. The loan is subject to a maximum advance rate of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $6 million. The loan matures on December 9, 2024. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.
(5)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2023, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2023 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the six months ended June 30, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED UV, INC.
(Registrant)

Date: August 18, 2023	By:	/s/ Max Munn
Max Munn
Chief Executive Officer

Date: August 18, 2023	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

