Form 10-Q
period 2023-09-30
Applied UV, Inc.
filed 2023-11-17
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, the Company has 13,852,870 shares of common stock outstanding.

APPLIED UV, INC. & SUBSIDIARIES

INDEX TO FORM 10-Q

Page #
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4
Condensed Consolidated Statements of Redeemable Preferred Stock and Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	45
Signatures	46

PART I

Item 1. Financial Statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	September 30,	December 31.
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$1,546,911	$2,734,485
Accounts receivable, net of allowance for doubtful accounts	6,126,692	1,508,239
Costs and estimated earnings in excess of billings	2,883,057	1,306,762
Inventory, net	7,570,331	5,508,086
Vendor deposits	1,176,065	75,548
Prepaid expense and other current assets	2,064,870	1,187,223
Total Current Assets	21,367,926	12,320,343

Property and equipment, net of accumulated depreciation	1,250,350	1,133,468
Other assets	431,500	153,000
Goodwill	17,809,235	3,722,077
Other intangible assets, net of accumulated amortization	27,334,870	11,354,430
Right of use assets	3,396,751	4,044,109
Total Assets	$71,590,632	$32,727,427
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$10,278,076	$2,982,760
Contingent consideration	18,375,672	—
Deferred revenue	6,113,192	4,730,299
Due to landlord (Note 2)	281,123	229,234
Warrant liability	7,863	9,987
Financing lease obligations	42,445	33,712
Operating lease liability	1,739,092	1,437,308
Notes payable, net	5,136,610	2,098,685
Total Current Liabilities	41,974,073	11,521,985
Long-Term Liabilities
Due to landlord - less current portion (Note 2)	174,938	393,230
Notes payable, net - less current portion	4,810,922	765,144
Financing lease obligations - less current portion	143,575	158,070
Operating lease liability - less current portion	1,731,923	2,655,103
Total Long-Term Liabilities	6,861,358	3,971,547
Total Liabilities	48,835,431	15,493,532

Redeemable Preferred Stock
Preferred Stock, Series B Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding as of September 30, 2023 and no shares issued and outstanding as of December 31, 2022	3,712,500	—
Preferred Stock, Series C Cumulative Perpetual, $0.0001 par value, 2,500,000 shares authorized, 399,996 shares issued and outstanding as of September 30, 2023 and no shares issued and outstanding as of December 31, 2022	1,063,989	—
Total Redeemable Preferred Stock	4,776,489	—
Equity
Preferred Stock, Series A Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 552,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	55	55
Preferred Stock, Series X, $0.0001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Common Stock $0.0001 par value, 150,000,000 shares authorized 9,872,228 shares issued and 9,849,531 outstanding as of September 30, 2023 and 2,735,290 shares issued and 2,712,593 outstanding as of December 31, 2022, respectively	987	274
Additional paid-in capital	57,665,013	45,620,764
Treasury stock at cost, 22,697, respectively	(149,686)	(149,686)
Accumulated deficit	(39,537,658)	(28,237,513)
Total Equity	17,978,712	17,233,895
Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity	$71,590,632	$32,727,427

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$11,446,048	$5,875,611	$32,944,217	$15,139,347
Cost of Goods Sold	8,790,764	5,036,997	25,956,853	11,847,842
Gross Profit	2,655,284	838,614	6,987,364	3,291,505

Operating Expenses
Research and development	91,085	93,522	460,588	234,885
Selling General and Administrative Expenses	5,013,988	3,505,097	15,200,486	10,637,538
Loss on impairment of goodwill and intangibles	—	—	—	1,138,203
Total Operating Expenses	5,105,073	3,598,619	15,661,074	12,010,626
Operating Loss	(2,449,789)	(2,760,005)	(8,673,710)	(8,719,121)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	1,206	34,804	2,124	46,521
Interest expense	(558,268)	(43,037)	(1,434,329)	(96,113)
Gain (Loss) on change in Fair Market Value of Contingent Consideration	434,000	—	1	(240,000)
Gain on Settlement of Contingent Consideration (Note 2)	—	—	—	1,700,000
Other Income	—	67,765	—	69,713
Total Other Income (Expense)	(123,062)	59,532	(1,432,204)	1,480,121

Loss Before Provision for Income Taxes	(2,572,851)	(2,700,473)	(10,105,914)	(7,239,000)
Benefit from Income Taxes	—	—	—	—
Net Loss	$(2,572,851)	$(2,700,473)	$(10,105,914)	$(7,239,000)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(424,750)	(362,250)	(1,194,231)	(1,086,750)
Net Loss attributable to common stockholders	(2,997,601)	(3,062,723)	(11,300,145)	(8,325,750)

Basic and Diluted Loss Per Common Share	$(0.32)	$(1.21)	$(1.95)	$(3.26)
Weighted Average Shares Outstanding - basic and diluted	9,351,478	2,531,219	5,794,689	2,550,272

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Redeemable Preferred Stock and Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series A		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
Balance, January 1, 2022	—	$—	—	$—	552,000	$55	2,000	$1	2,555,135	$256	—	$—	$42,878,644	$(10,213,196)	$32,665,760
Settlement of stock in connection with prior acquisition (Note 2)	—	—	—	—	—	—	—	—	(80,000)	(8)	—	—	8	—	—
Common stock issued for in public offering (over-allotment), net of costs	—	—	—	—	—	—	—	—	80,000	8	—	—	1,091,992	—	1,092,000
Stock-based compensation	—	—	—	—	—	—	—	—	22,500	2	—	—	287,997	—	287,999
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Cancellation of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,649,872)	(1,649,872)
Balance, March 31, 2022	—	—	—	—	552,000	55	2,000	1	2,577,635	258	—	—	44,258,641	(12,225,318)	32,033,637
Cancellation of restricted shares	—	—	—	—	—	—	—	—	(10,500)	(1)	—	—	1	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	19,000	2	—	—	112,449	—	112,451
Treasury shares repurchased	—	—	—	—	—	—	—	—	—	—	22,697	(149,686)	—	—	(149,686)
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,888,655)	(2,888,655)
Balance, June 30, 2022	—	$—	—	$—	552,000	$55	2,000	$1	2,586,135	$259	22,697	$(149,686)	$44,371,091	$(15,476,223)	$28,745,497
Cancellation of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	159,530	—	159,530
Treasury shares repurchased	—	—	—	—	—	—	8,000	—	—	—	—	—	—	—	—
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,700,473)	(2,700,473)
Balance, September 30, 2022	—	$—	—	$—	552,000	$55	10,000	$1	2,586,135	$259	22,697	$(149,686)	$44,530,621	$(18,538,946)	$25,842,304
Balance, January 1, 2023	—	$—	—	$—	552,000	$55	10,000	$1	2,735,290	$274	22,697	$(149,686)	$45,620,764	$(28,237,513)	$17,233,895
Common and Preferred stock issued for acquisition	1,250,000	3,712,500	399,996	1,063,989	—	—	—	—	774,999	78	—	—	4,029,922	—	4,030,000
Common stock issued in public offering (ATM), net of costs	—	—	—	—	—	—	—	—	352,862	35	—	—	2,242,891	—	2,242,926
Stock-based compensation	—	—	—	—	—	—	—	—	11,000	1	—	—	192,020	—	192,021
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,250)	(362,250)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,541,839)	(4,541,839)
Balance, March 31, 2023	1,250,000	$3,712,500	399,996	$1,063,989	552,000	55	10,000	1	3,874,151	$388	22,697	$(149,686)	$52,085,597	$(33,141,602)	$18,794,753
Common stock issued in public offering ,net of costs	—	—	—	—	—	—	—	—	4,930,000	493	—	—	4,383,504	—	4,383,997
Common stock issued in public offering (ATM), net of costs	—	—	—	—	—	—	—	—	10,781	1	—	—	3,875	—	3,876
Common stock issued in connection with conversion of debt	—	—	—	—	—	—	—	—	110,131	11	—	—	217,489	—	217,500
Stock-based compensation	—	—	—	—	—	—	—	—	3,267	—	—	—	192,788	—	192,788
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(407,231)	(407,231)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,991,224)	(2,991,224)
Balance, June 30, 2023	1,250,000	$3,712,500	399,996	$1,063,989	552,000	$55	10,000	$1	8,928,330	$893	22,697	$(149,686)	$56,883,253	$(36,540,057)	$20,194,459
Common stock issued in settlement	—	—	—	—	—	—	—	—	50,000	5	—	—	38,995	—	39,000
Common stock issued in connection with conversion of debt	—	—	—	—	—	—	—	—	893,898	89	—	—	549,911	—	550,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	192,854	—	192,854
Dividends paid to preferred shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(424,750)	(424,750)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,572,851)	(2,572,851)
Balance, September 30, 2023	1,250,000	$3,712,500	399,996	$1,063,989	552,000	$55	10,000	$1	9,872,228	$987	22,697	$(149,686)	$57,665,013	$(39,537,658)	$17,978,712

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Applied UV, Inc. and Subsidiaries

Unaudited Condensed Interim Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
Cash flows from Operating Activities
Net Loss	$(10,105,914)	$(7,239,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	616,660	559,980
Bad debt (recovery) expense	(59,839)	94,714
Change in fair market value of warrant liability	(2,124)	(46,521)
Change in fair market value of contingent consideration	—	240,000
Gain on settlement of contingent consideration	—	(1,700,000)
Loss on impairment of goodwill and intangible assets	—	1,138,203
Amortization of right-of-use asset	647,358	834,889
Depreciation and amortization	2,187,321	1,484,968
Amortization of debt discount	617,664	53,646
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,822,579)	(103,343)
Cost and estimated earnings excess of billings	(1,042,657)	(234,869)
Inventory	1,948,852	(2,612,773)
Vendor deposits	(724,845)	697,558
Prepaid expenses and other current assets	(146,197)	(161,797)
Accounts payable and accrued expenses	3,112,862	582,297
Other assets	(253,681)
Billings in excess of costs and earnings on uncompleted contracts	—	(1,254,496)
Deferred revenue	(915,205)	1,151,496
Due to landlord	(279,515)	(138,724)
Operating lease payments	(621,396)	(819,828)
Net Cash Used in Operating Activities	(7,843,235)	(7,473,600)

Cash Flows From Investing Activities
Cash paid for patent costs	(66,023)	(682)
Purchase of machinery and equipment	(248,319)	(46,196)
Acquisitions, net of cash acquired (Note 2)	(4,115,709)	(10)
Payments on notes payable	(166,262)	(41,730)
Net Cash Used in Investing Activities	(4,596,313)	(88,618)

Cash Flows From Financing Activities
Payments on financing leases	(30,994)	(5,269)
Shares repurchased	—	(149,686)
Dividends to preferred shareholders	(769,481)	(1,086,750)
Proceeds from equity raises, net	6,630,799	1,092,000
Proceeds from note payable, net	5,421,650	—
Net Cash Provided by (Used in) Financing Activities	11,251,974	(149,705)

Net Decrease in Cash and equivalents	(1,187,574)	(7,711,923)
Cash and cash equivalents at January 1,	2,734,485	8,768,156
Cash and cash equivalents at September 30,	$1,546,911	$1,056,233

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$642,877	$101,365
Supplemental Non-Cash Disclosures of Investing and Financing Activities
Conversion of debt into common stock	$767,500	$—
Recognition of right of use asset and corresponding lease liability	$563,315	$1,380,658
Accrued dividends	$424,750	$—
Issuance of note payable for payment of prepaid expense	$279,347	$318,833

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

The Parent was subsequently re-incorporated in the State of Nevada, effective October 25, 2023 (See Note 13).

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

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of September 30, 2023, the Company was approximately $1,264,000 in excess of FDIC insured limits. The Company provides credit in the normal course of business.

For the nine months ended September 30, 2023 and 2022, the Company had no major suppliers that accounted for more than 10% of supplies and materials used by the Company.

For the three months ended September 30, 2023, the Company had one major supplier that accounted for 12.7% of supplies and materials used by the Company, and none for September 30, 2022.

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

Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities. As of September 30, 2023 and December 31, 2022, the Company had $27,000, respectively, in cash equivalents.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends.Bad debts are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended September 30, 2023 and 2022, the Company had (recoveries) of $(75,629) and $(60,512), respectively. For the nine months ended September 30, 2023 and 2022, the Company had (recoveries) credit losses of $(59,839) and $94,714, respectively. Based on the Company’s current and historical collection experience, the Company recorded an allowance for doubtful accounts of approximately $108,000 and $35,000 as of September 30, 2023 and December 31, 2022, respectively.

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company had a reserve for inventory approximating $187,000 and $88,000 as of September 30, 2023 and December 31, 2022, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment and furniture and fixtures are based on the estimated useful lives of the assets.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended September 30, 2023 and December 31, 2022.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Loss Per Share:
	As of September 30,
	2023	2022
Common stock options	254,256	178,006
Series B Preferred Stock	1,250,000	—
Series C Preferred Stock	399,996	—
Common stock warrants	308,484	38,484
Total	2,212,736	216,490

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

Revenue recognized over time and revenue recognized at a point in time for the three months ended:

Schedule of revenue:

	September 30,
	2023	2022
Recognized over time	$4,080,130	$3,306,739
Recognized at a point in time	7,365,918	2,568,872
Total	$11,446,048	$5,875,611

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognized over time and revenue recognized at a point in time for the nine months ended:

Schedule of revenue:

	September 30,
	2023	2022
Recognized over time	$12,565,031	$6,719,888
Recognized at a point in time	20,379,186	8,419,459
Total	$32,944,217	$15,139,347

Deferred revenue was comprised of the following as of:

	September 30,	December 31,
	2023	2022
Recognized over time	$3,156,192	$3,581,195
Recognized at a point in time	2,957,000	1,149,104
Total	$6,113,192	$4,730,299

The Company recognized $1,179,381 and $4,426,522 of deferred revenue as of December 31, 2022 as revenue during the three and nine months ended September 30, 2023, respectively.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the three months ended September 30, 2023 and 2022 was $110,111 and $264,614, respectively. Advertising expense for the nine months ended September 30, 2023 and 2022 was $405,829 and $810,986, respectively.

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of September 30, 2023 and December 31, 2022, the vendor deposit balance was $1,176,065 and $75,548, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of September 30, 2023 and December 31, 2022, capitalized patent costs net of accumulated amortization was $3,167,213 and $1,593,741, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded $47,516 and $25,016, respectively, of amortization expense for these patents. For the nine months ended September 30, 2023 and 2022, the Company recorded $136,528 and $75,048, respectively, of amortization expense for these patents.

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

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three and nine months ended September 30, 2023 and 2022. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

In relation with the purchase by SteriLumen, Inc., of Old SAM Partners, LLC, on March 31, 2022, there was a settlement of a dispute that arose during the first quarter of 2022 between both parties regarding certain representations and warranties in the purchase agreement which resulted in a settlement and mutual release agreement where the seller agreed to relinquish any right, title, and interest in the previously issued 80,000 shares. During the nine months ended September 30, 2022, the company recorded a loss on change in fair market value of contingent consideration of $240,000 and, as a result of the settlement agreement, the company recorded a gain on settlement of contingent consideration of $1,700,000. The Company also determined that a triggering event had occurred as a result of the settlement agreement. A quantitative impairment test on the goodwill and intangible assets determined that the fair value was below the carrying value and as a result the Company recorded a full goodwill impairment charge of $1,138,203 in the first quarter of 2022.

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

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of past due lease payments per month for the next 36 months commencing on April 1, 2022. The Company recognized a discount and related liability equal to the present value of the past due lease liability, and amortizes the difference between such present value and the liability through interest expense using a rate of 38.7% as per the effective interest rate method over the repayment period. Amortization of discount included in interest expenses was $34,493 and $47,620 for the three months ended September 30, 2023 and 2022, respectively. Amortization of discount included in interest expenses was $113,113 and $101,266 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the future maturity of the lease liability is as follows:

Years Ended December 31,
2023 (3 months)	$93,174
2024	372,684
2025	93,174
Total	559,032
Less: Unamortized discount	(102,971)
Total amount due to landlord	456,061
Less: current portion of amount due to landlord, net of discount	(281,123)
Total long-term portion of amount due to landlord	$174,938

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

On January 26, 2023, the Company entered into an asset purchase agreement by the Company (the "Buyer") and PURO Lighting, LLC, (the “Seller”) a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stock of the buyer. The Company paid or issued, as applicable (i) 499,444 shares of the Company’s common stock (ii) 251,108 shares of the Company’s 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”) (iii) cash of $3,828,967 and (iv) 1,250,000 shares of the Company’s 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”). In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the PURO Merger Agreement.

The purchase price and purchase price allocation as of the acquisition completion date follows:

Purchase Price:
Cash paid at closing, net of cash acquired	$3,828,967
Common stock	2,597,111
Series B Preferred Stock	3,712,500
Series C Preferred Stock	667,947
Contingent consideration-Make Whole***	2,397,334
Contingent consideration-Earnout	4,046,232
Total Purchase Price, net of cash acquired	17,250,091

Assets Acquired:
Accounts receivable, net	274,574
Inventory	2,085,912
Other current assets	415,188
Fixed assets, net	5,075
Tradenames/trademarks	1,228,000
Technology/know-how/trade secrets	1,842,000
Patented technology	1,710,000
Customer relationships	4,705,000
Total Assets Acquired:	12,265,749

Liabilities Assumed:
Accounts payable and accrued expenses	(936,448)
Deferred revenue	(18,482)
Total Liabilities Assumed	(954,930)
Net Assets Acquired	11,310,819
Excess Purchase Price “Goodwill”	$5,939,272

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

***Represents the difference in fair value of common stock on the date of acquisition versus agreed upon $2 per share (“Make Whole”). The Make Whole provision cannot exceed $2,397,331. In the event any PURO Equity holder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such PURO Equity holder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such PURO Equity holder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price). In September 2023, the change in the Make Whole provision of $279,689 was recorded to other income within the consolidated statements of operations.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (CONTINUED)

***Represents the difference in fair value of common stock on the date of acquisition versus agreed upon $2 per share (“Make Whole”). The Make Whole provision cannot exceed $1,322,666. In the event any LED Equityholder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such LED Equityholder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such LED Equityholder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price). In September 2023, the change in the Make Whole provision of $154,311 was recorded to other income within the consolidated statements of operations.

The excess purchase price has been recorded as goodwill in the amount of approximately $8,147,886. The goodwill is amortizable for tax purposes

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30,	December 31,
	2023	2022
Raw materials	$2,873,493	$3,485,040
Finished goods	4,883,677	2,110,838
Inventory at cost	7,757,170	5,595,878
Less: Reserve	(186,839)	(87,792)
Inventory, net	$7,570,331	$5,508,086

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

	September 30,	December 31,
	2023	2022
Machinery and Equipment	$1,476,834	$1,266,189
Leasehold improvements	145,558	67,549
Furniture and Fixtures	274,326	203,256
Property and equipment at cost	1,896,718	1,536,994
Less: Accumulated Depreciation	(646,368)	(403,526)
Net Property and Equipment	$1,250,350	$1,133,468

Depreciation expense, including amortization of assets under Financing leases, for the three months ended September 30, 2023 and 2022 was $88,516 and $64,489, respectively.

Depreciation expense, including amortization of assets under Financing leases, for the nine months ended September 30, 2023 and 2022 was $242,842 and $159,016, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
Intangible assets subject to amortization
Customer Relationships	$8,448,598	$1,655,598
Tradenames/trademarks	5,242,530	2,208,530
Patented technology	3,475,045	1,730,771
Technology/know-how/trade secrets	11,383,943	8,341,000
Vendor relationships	1,416,000	—
Rebate program	1,894,703	—
	31,860,819	13,935,899
Less: Accumulated Amortization	(4,525,949)	(2,581,469)
	$27,334,870	$11,354,430

During the three months ended September 30, 2023 and 2022, the Company recorded total amortization expense related to intangible assets of $680,678 and $441,984, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded total amortization expense related to intangible assets of $1,944,479 and $359,600, respectively. The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years. Future amortization of intangible assets are as follows:

For the year ending December 31,
2023 (3 months)	764,465
2024	3,050,982
2025	3,050,982
2026	3,033,272
Thereafter	17,435,169
Total	$27,334,870

NOTE 6 – FINANCING LEASE OBLIGATION

The Company’s future minimum principal and interest payments under a financing lease for machinery and equipment are as follows:

2023 (3 months)	$18,389
2024	54,901
2025	54,901
2026	49,260
2027	36,109
Total lease payments	213,560
Less: Amount representing interest	(27,540)
Present value of future minimum lease payments	186,020
Less: current portion	(42,445)
Financing lease obligations, net of current	$143,575
19

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE

As of September 30, 2023, the Company had the following notes payable outstanding:

	September 30,	December 31,
	2023	2022
Loan Agreement	$157,500	$157,500
Streeterville Note #1	2,405,000	2,807,500
Streeterville Note #2	2,575,754	—
Directors and Officers Liability Insurance Agreement	206,239	166,262
Pinnacle Note	4,810,922	—
Total	10,155,415	3,131,262
Less: Unamortized debt discount	(207,883)	267,433
Total notes payable	9,947,532	2,863,829
Notes payable, current	(5,136,610)	(2,098,685)
Notes payable, non current	$4,810,922	$765,144

Minimum obligations under these loan agreement are as follows:

2023 (three months)	$2,123,971
2024	$8,031,444
Total	$10,155,415

Loan Agreement

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2022, the company has an outstanding balance of $157,500, and no payments have been made as of September 30, 2023.

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

On May 1, 2023, the Company paid an amendment fee of $65,000 which was added to principal and recorded as a debt discount. The amendment was to extend the required principal payments to September of 2023. In May of 2023, the noteholders converted $217,500 of principal in exchange for 110,131 common shares. In August of 2023, the noteholders converted an additional $250,000 of principal in exchange for 413,975 common shares.

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

Debt discount related to the note amounts to $345,000 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 21.84%. The Company recorded $98,632 and $263,259 due to debt discount amortization to interest expense in the accompanying Statement of Operations for the three and nine months ended September 30, 2023. As a result, at September 30, 2023, the remaining unamortized balance was $57,632. The Company paid an amendment fee in May of 2023 of $65,000 which was added to debt discount.

Interest expense recorded in the accompanying Statements of Operations by the Company was $61,945 and $172,792 for the three and nine months ended September 30, 2023, respectively.

Streeterville Note #2

The features and conditions relating to this note is similar with the Streeterville note issued on October 7, 2022.

Debt discount recognized during 2023 related to the note amounts to $344,500 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 22.63%. The Company recorded $100,416 and $240,119 due to debt discount amortization to interest expense in the accompanying Statement of Operations for the three and nine months ended September 30, 2023. As a result, at September 30, 2023, the remaining unamortized balance was $135,240. The Company paid an amendment fee in May of 2023 of $35,000 which was added to debt discount. In August of 2023, the noteholders converted $266,746 of principal and $33,254 of accrued interest in exchange for 479,923 common shares.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Streeterville Note #2 (Continued)

Interest expense recorded in the accompanying Statements of Operations by the Company was $32,510 and $130,311 for the three and nine months ended September 30, 2023, respectively.

Directors and Officers Liability Insurance Agreement

On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment made in June 2023. At September 30, 2023, the outstanding balance on the note payable was $0.

On August 28, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $279,347. Under the terms of the agreement, the Company made a down payment of $42,115 and an additional payment of $30,933 prior to September 30, 2023, with the remaining balance financed over the remaining term at an annual percentage rate of 6.28%. Beginning in September 2023, the Company is making 10 monthly payments of $24,411, with the last payment made in June 2024. At September 30, 2023, the outstanding balance on the note payable was $206,239 and interest expense for the three months and nine months ended September 30, 2023 were immaterial to the consolidated financial statements.

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

There was a $4,810,922 outstanding balance under the Loan Facility as of September 30, 2023 which has all been classified as long term.

Chase Credit Facility

In connection with the acquisition of LED Supply Co, LLC, the Company assumed $1,728,474 in principal and $71,724 in accrued interest relating to a credit facility issued by JP Morgan Chase Bank. On March 15, 2023, the Company paid the principle in full and accrued interest of $71,724, for an aggregate payment of $1,800,198, by drawing down on the Company’s credit facility with Pinnacle Bank.

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of September 30, 2023 and December 31, 2022:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	As of September 30, 2023
Assets
Money market funds	$27,064	$27,064	$27,064	$—	$—
Total assets	$27,064	$27,064	$27,064	$—	$—
Liabilities
Contingent consideration	$18,375,672	$18,375,672	$3,719,999	$—	$14,655,673
Warrant liability	7,863	7,863	—	—	7,863
Total liabilities	$18,383,535	$18,383,535	$3,719,999	$—	$14,663,536

	As of December 31, 2022
Assets
Money market funds	$26,828	$26,828	$26,828	$—	$—
Total assets	$26,828	$26,828	$26,828	$—	$—
Liabilities
Warrant liability	9,987	9,987	—	—	9,987
Total liabilities	$9,987	$9,987	$—	$—	$9,987

The carrying amounts of accounts receivable, accounts payable and short-term debt approximated fair values as of September 30, 2023 and December 31, 2022 because of the relatively short maturity of these instruments. There were no other level 3 or level 1 assets or liabilities as of September 30, 2023

Money market funds – Cash equivalents of $27,064 and $26,828 as of September 30, 2023 and December 31, 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

At the Market Sales Agreement

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022 the Company sold 160,962 ATM shares through the sales agent with gross proceeds of $964,083. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $28,922. As of September 30, 2023, an additional 363,642 shares have been sold for gross proceeds of $2,342,084, and the compensation paid by the Company to the Sales Agent was $70,262, leaving a balance of $5,693,833 on the ATM facility. The ATM facility expired July 1, 2023. The shelf registration statement will expire on July 12, 2025.

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

June Public Offering

On June 16, 2023, the Company entered into an underwriting agreement, pursuant to which the Company agreed to sell to the Underwriters, an aggregate of (i) 4,730,000 shares of its common stock, at a public offering price of $1.00 per share and (ii) pre-funded warrants to purchase 270,000 shares of Common Stock at a price of $1 per share, minus $0.001. In addition, the Company granted the Underwriters a 45-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock at the public offering price per security, less underwriting discounts, and commissions, of which was 200,000 shares were purchased. As a result of the offering, the Company received gross proceeds of $5,200,000 and incurred $816,000 of deal related costs. Each pre-funded warrant is exercisable for one share of our common stock, with an exercise price equal to $0.001 per share, at any time that the pre-funded warrant is outstanding. There is no expiration date for the pre-funded warrants. The holder of a pre-funded warrant will not be deemed a holder of our underlying common stock until the pre-funded warrant is exercised. On August 14, 2023, the Company entered into a settlement and release agreement with Maxim Group LLC related to the June Public Offering whereby the company issued 50,000 common shares valued at $0.78 per share.

Amendment of the Certificate of Designation

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. The Company has a total 22,697 of treasury shares as of September 30, 2023, all of which were purchased during April 2022.

Pursuant to the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to designate and issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share, in one or more classes or series. During the year ended December 31, 2022, the Company had 10,000 preferred shares designated as Series X Preferred Stock, 1,250,000 shares of preferred stock designated as 10.5% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), and 18,740,000 shares undesignated. As of September 30, 2023 the Company had 1,250,000 preferred shares designated as Series B Preferred Stock, 2,500,000 preferred shares designated as Series C Preferred Stock, 10,000 preferred shares designated as Series X Preferred Stock, 1,250,000 shares designated as 10.5% Series A Cumulative Perpetual Preferred Stock, and 14,990,000 shares undesignated.

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

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS' EQUITY (continued)

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years	Aggregate intrinsic value
Balances, January 1, 2022	128,863	$35.55	$25.15	8.47	$—
Options granted outside of the plan	127,800	8.30	5.30	10.00	—
Options forfeited	(56,657)	35.10	—		—
Options exercised	—	—	—		—
Balances, December 31, 2022	200,006	$18.05	$—	9.03	$—
Options granted outside of the plan	96,000	10.00	4.37	10.0	—
Options forfeited	(41,750)	9.02	—		—
Options exercised	—	—	—		—
Balances, September 30, 2023	254,256	$16.50	$—	8.90	$—
Vested and Exercisable	99,418	$23.46			$—

Share-based compensation expense for options totaling $161,465 and $118,030 was recognized for the three months ended September 30, 2023 and 2022, respectively, based on requisite service periods.

Share-based compensation expense for options totaling $483,527 and $448,270 was recognized for the nine months ended September 30, 2023 and 2022, respectively, based on requisite service periods.

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

As of September 30, 2023, there was $978,721 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.80 years.

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 9– STOCKHOLDERS' EQUITY (continued)

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the nine months ended September 30, 2023 and 2022 are set forth in the table below.

	2023	2022
Risk-free interest rate	3.53% to 3.60%	1.26% to 3.46%
Volatility	90.27% to 91.01%	78.95% to 88.41%
Expected life (years)	5.83-6.06	5.75-6.08
Dividend yield	0.00%	0.00%

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Warrants	Weighted-Average Exercise Price
Balances, January 1, 2022	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, March 31, 2022	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, June 30, 2022	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, September 30, 2022	38,484	$29.20

Balances, January 1, 2023	38,484	$29.20
Granted	—	—
Exercised	—	—
Balances, March 31, 2023	38,484	$29.20
Pre-funded warrants	270,000	$1.00
Exercised	—	—
Balances, June 30, 2023	308,484	$4.52
Granted	—	—
Exercised	—	—
Balances, September 30, 2023	308,484	$4.52

At September 30, 2023
Vested and Exercisable	308,484	$4.52

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

The following table presents the restricted stock units activity from January 1, 2022 through September 30, 2023

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2022	58,500	$23.55
Granted and unvested	41,500	10.50
Vested	(20,193)	19.40
Forfeited/Cancelled	(62,307)	$22.25
Unvested shares at December 31, 2022	17,500	$11.90
Granted and unvested	11,000	5.05
Vested	(6,833)	14.15
Forfeited/Cancelled	(3,000)	5.80
Unvested shares, March 31, 2023	18,667	$6.80
Vested	(833)	$13.50
Unvested shares, June 30, 2023	17,834	$6.85
Vested	(833)	13.50
Unvested shares, September 30, 2023	17,001	$8.71

Vested as of September 30, 2023	69,834	$22.04

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $31,390 and $41,500 of compensation expense within its statements of operations for the three months ended September 30, 2023 and 2022, respectively.

In connection with the grant of restricted shares, the Company recognized $89,835 and $111,708 of compensation expense within its statements of operations for the nine months ended September 30, 2023 and 2022, respectively.

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

Rent expense for the three months ended September 30, 2023 and 2022 was $501,305 and $380,852, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was $1,438,482 and $909,873, respectively.

Schedule maturities of operating lease liabilities outstanding as of September 30, 2023 are as follows:

2023 (3 months)	$481,235
2024	1,914,174
2025	1,190,213
2026	174,900
Total lease payments	3,760,522
Less: Imputed Interest	$(289,507)
Present value of future minimum lease payments	$3,471,015

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

	Hospitality	Disinfectant	Corporate	Total
Balance sheet at September 30, 2023
Assets	$12,041,295	$58,169,140	$1,380,197	$71,590,632
Liabilities	$10,731,810	$29,656,765	$8,446,856	$48,835,431
Balance sheet at December 31, 2022
Assets	$9,638,828	$19,831,097	$3,257,502	$32,727,427
Liabilities	$10,666,643	$1,545,217	$3,281,672	$15,493,532

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 11 - SEGMENT REPORTING (CONTINUED)
	Hospitality	Disinfectant	Corporate	Total
Income Statement for the three months ended September 30, 2023:
Net Sales	$5,715,354	$5,730,694	$—	$11,446,048
Cost of Goods Sold	$4,454,534	$4,336,230	$—	$8,790,764
Research and development	$—	$91,085	$—	$91,085
Stock based compensation	$57,821	$34,188	$139,845	$231,854
Selling, General and Administrative Expenses	$1,123,073	$3,130,810	$528,251	$4,782,134
Income Statement for the three months ended September 30, 2022:
Net Sales	$4,282,030	$1,593,581	$—	$5,875,611
Cost of Goods Sold	$4,117,717	$919,280	$—	$5,036,997
Research and development	$—	$93,522	$—	$93,522
Stock based compensation	$30,149	$37,800	$44,502	$112,451
Selling, General and Administrative Expenses	$929,992	$1,893,211	$522,364	$3,345,567
Income Statement for the nine months ended September 30, 2023:
Net Sales	$16,944,409	$15,999,808	$—	$32,944,217
Cost of Goods Sold	$13,895,604	$12,061,249	$—	$25,956,853
Research and development	$—	$460,588	$—	$460,588
Stock based compensation	$172,495	$104,552	$339,613	$616,660
Selling, General and Administrative Expenses	$3,362,775	$9,002,786	$2,588,265	$14,953,826
Income Statement for the nine months ended September 30, 2022:
Net Sales	$9,860,392	$5,278,955	$—	$15,139,347
Cost of Goods Sold	$8,971,628	$2,876,214	$—	$11,847,842
Research and development	$—	$234,885	$—	$234,885
Stock based compensation	$151,679	$99,733	$308,568	$559,980
Selling, General and Administrative Expenses	$2,784,540	$5,711,495	$1,581,523	$10,077,558
Loss on impairment of goodwill	$—	$1,138,203	$—	$1,138,203

Applied UV, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 12 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three and nine months ended September 30, 2023 and 2022 as though the company acquired PURO, and LED (the “Acquired Companies”) on January 1, 2022 is set forth below.

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2023	2022
Net Sales	$11,446,048	$10,667,880	$33,655,737	$29,290,789
Net Loss	$(2,572,851)	$(3,148,510)	$(10,452,632)	$(8,323,964)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(424,750)	(362,250)	(1,194,231)	(1,086,750)
Net Loss attributable to common stockholders	(2,996,601)	(3,510,760)	(11,646,863)	(9,410,714)
Basic and Diluted Loss Per Common Share	$(0.32)	$(0.86)	$(1.98)	$(2.30)
Weighted Average Shares Outstanding - basic and diluted	9,351,478	4,079,271	5,867,961	4,099,615

NOTE 13 – SUBSEQUENT EVENTS

Pre-Funded Warrant Exercise

On October 4, 2023, the 270,000 pre-funded warrants sold to Underwriters, pursuant to the underwriting agreement entered into on June 16, 2023, were exercised at a price of $0.001 per share. On the date of exercise, the fair value of the stock price was at $0.31 per share and 270,000 common shares were issued.

Re-Domestication of the Company

On October 25, 2023 (the “Effective Time”), Applied UV, Inc. (the “Company”) completed its reincorporation from a Delaware corporation to a Nevada corporation (the “Reincorporation”) pursuant to that certain Agreement and Plan of Merger dated as of September 1, 2023 (“Plan of Merger”). As of the Effective Time, the Company is known as Applied UV, Inc., a Nevada corporation, and the rights of the Company’s stockholders began to be governed by the Nevada corporation laws, the Nevada Articles of Incorporation, the Nevada Bylaws, and the certificates of designation of preferred stock.

The Reincorporation was approved by the Company’s majority stockholder and a description of the changes in the rights of stockholders as a result of the change in the state of incorporation and the adoption of the Nevada Articles of Incorporation, Nevada Bylaws, the Series X Certificate of Designation, the Series A Certificate of Designation, the Series B Certificate of Designation, and Series C Certificate of Designation, can be found in the section of Company’s definitive information statement captioned “APPROVAL OF THE RE-DOMESTICATION FROM DELAWARE TO NEVADA” filed with the Securities and Exchange Commission on October 2, 2023.

Other than the change in the state of incorporation of the Company, the Reincorporation did not result in any change in the business, physical location, management, assets, liabilities, or net worth of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management.

The Reincorporation did not alter any stockholder’s percentage ownership interest or number of shares owned in the Company and the Company’s common stock and Series A Preferred Stock continue to be listed on The Nasdaq Capital Market. As of the Effective Time, the CUSIP number of the Company’s common stock is 037988102 and the CUSIP number of the Company’s Series A Preferred Stock is 037988201.

Closing of $6.4 Million Underwritten Public Offering

On November 14, 2023, the Company closed on an underwritten public offering with Aegis Capital Corp. with gross proceeds to the Company of approximately $6.4 million, before deducting underwriting discounts and other estimated expenses payable by the Company. The base offering consisted of 42,666,666 units or pre-funded units (the “Units”), each Unit consisting of one share of common stock (“Common Stock”) or one pre-funded warrant (“Pre-Funded Warrant”) to purchase one share of Common Stock, one-tenth (1/10) of a Series A warrant (“Series A Warrant”) to purchase one a share of Common Stock and one-tenth (1/10) of a Series B Warrant to purchase one a share of Common Stock (“Series B Warrant” and, together with the Series A Warrant, the “Warrants”), at an offering price of $0.15 per Unit. The purchase price of each Unit including a Pre-Funded Warrant is equal to the price per Unit including one share of Common Stock, minus $0.00001, and the remaining exercise price of each Pre-Funded Warrant is equal to $0.00001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company intends to use the net proceeds to us from this offering for the repayment of notes, and for general corporate purposes, including working capital.

In addition, the Company has granted Aegis Capital Corp. a 45-day option to purchase additional shares of Common Stock and/or Pre-Funded Warrants, representing up to 15% of the number of Common Stock and/or Pre-Funded Warrants sold in the offering, and additional Warrants representing up to 15% of the Warrants sold in the offering, solely to cover over-allotments, if any.

As a result of this offering, an additional 3,733,339 shares of our common stock were issued on November 16, 2023.

Gross proceeds from the offering are approximately $6.4 million, and net proceeds are approximately $5.5 million after deducting underwriter discounts and commissions and other estimated offering expenses payable by the Company. $4.25 million of the net proceeds will be used to payoff in full both Streeterville Capital LLC notes having a book value of approximately $5.1 million. The remainder of the net proceeds of the offering of approximately $1.3 million will be used for working capital and general corporate purposes.

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

Our global list of Fortune 100 end users including Kaiser Permanente, NY Health+Hospitals, MERCY Healthcare, University of Chicago Medical, Baptist Health South Florida, Mt. Sinai Hospital in New York, New York City Transit, Samsung, JB Hunt, Boston Red Sox’s Fenway Park, JetBlue Park, France’s Palace of Versailles, Whole Foods, Del Monte Foods, U.S. Department of Veterans Affairs, Marriott, Hilton, Four Seasons and Hyatt, and more. For information on Applied UV, Inc., and its subsidiaries, please visit https://www.applieduvinc.com

According to Research and Markets, the UV Disinfection market is expected to reach $9 billion by 2027 as technology continues to improve and the focus on stopping the spread of contagious diseases increases. The Center for Disease Control states that 1 in 25 patients have at least one Hospital Associated Infection (HAI) annually and that 3 million serious infections occur every year in long-term care facilities. Losses from contagious infections, pathogens, and viruses cost the U.S. economy more than $270B every year as per the CDC: $28B lost through HAI’s; $225B in lost productivity due to absenteeism; and $25B in losses due to Student/Teacher absenteeism. Scientists globally have been advocating improving air quality post pandemic, significantly boosting global adoption to control airborne pathogen transmission.  Governments globally mandating health agencies to address improving indoor air quality (IAQ) via grants and mechanisms to ease visitation and protect facilities against future pathogens (Centers for Medicare and Medicaid Services – CMS, February 2022 Long-term Care Initiative April 2022 White House Clean Air Initiatives).

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

The Company recently received approval for its patented Lumicide™ drain disinfecting device, currently undergoing rigorous testing at Mt. Sinai Hospital in New York.

The Company has submitted a new patent for its groundbreaking Fighter Flex™ LED technology, which is designed to further enhance the Company’s advanced HVAC and Smart Buildings solutions for improving indoor air quality and building efficiency.

The Company recently introduced its new Airocide™ Pro+ air purification system at the Global Produce & Floral Show. The Airocide™ Pro+ system was engineered and manufactured through the collaborative efforts of the Company and Canon Virginia, Inc., a subsidiary of Canon U.S.A. Inc. Airocide’s proprietary PCO technology removes ethylene safely and effectively, which is critical to reducing ripening, aging, and spoilage of fruits and vegetables. It is estimated that food waste of fruits and vegetables on a global scale approximates $680 billion. The Airocide™ Pro+ smaller size is designed for refrigerated truck trailers and shipping containers, which will nicely complement the Airocide™ products already in use by Del Monte, Dole, and Whole Foods, and most recently Freah Taste Produce.

Our goal is to build a company that successfully designs, develops, and markets our air and surface disinfection solutions that will enable US and global economies to implement “Clean Air” initiatives aimed at improving indoor air quality (IAQ) as recommended by the US Government’s EPA. We will seek to achieve this goal by having our products actively involved in the following activities:

Focus on key target verticals that have proven business use cases including:

•	Food Preservation
•	Post-Harvest and Distribution/Logistics from ”farm-to-table”
•	Healthcare
•	Hospitals, Long-Term Care, Dental
•	Food and Beverage
•	Winery, Dairy, Meat & Seafood
•	Hospitality
•	Hotels, Restaurants
•	Education
•	Public/Non-Public Schools and Universities
•	Public Spaces
•	Sports Arenas, Office Buildings (HVAC)
•	Cannabis
•	Correctional Facilities

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
36

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	our ability to acquire new customers or retain existing customers.
•	our ability to offer competitive product pricing.
•	our ability to broaden product offerings.
•	industry demand and competition; and
•	market conditions and our market positions

Results of Operations

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total
Net Sales	$5,715,354	$5,730,694	$—	$11,446,048	$4,282,030	$1,593,581	$—	$5,875,611
Cost of Goods Sold	4,454,534	4,336,230	—	8,790,764	4,117,717	919,280	—	5,036,997
Gross Profit	1,260,820	1,394,464	—	2,655,284	164,313	674,301	—	838,614
Research and development	—	91,085	—	91,085	—	93,522	—	93,522
Stock based compensation	57,821	34,188	139,845	231,854	35,519	39,647	84,364	159,530
Selling, General and Administrative	1,123,073	3,130,810	528,251	4,782,134	929,992	1,893,211	522,364	3,345,567
Total Operating expenses	1,180,894	3,256,083	668,096	5,105,073	965,511	2,026,380	606,728	3,598,619
Operating Income (Loss)	79,926	(1,861,619)	(668,096)	(2,449,789)	(801,198)	(1,352,079)	(606,728)	(2,760,005)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	1,206	1,206	—	—	34,804	34,804
Interest expense	—	—	(558,268)	(558,268)	—	—	(43,037)	(43,037)
Loss on change in contingent consideration	—	—	434,000	434,000	—	—	—	—
Other income	—	—	—	—	67,765	—	—	67,765
Total Other Income (Expense)	—	—	(123,062)	(123,062)	67,765	—	(8,233)	59,532
Loss Before Provision for Income Taxes	79,926	(1,861,619)	(791,158)	(2,572,851)	(733,433)	(1,352,079)	(614,961)	(2,700,473)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Income (Loss)	$79,926	$(1,861,619)	$(791,158)	$(2,572,851)	$(733,433)	$(1,352,079)	$(614,961)	$(2,700,473)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$79,926	$(1,861,619)	$(668,096)	$(2,449,789)	$(801,198)	$(1,352,079)	$(606,728)	$(2,760,005)
Depreciation and Amortization	78,095	691,099	—	769,194	56,009	452,068	—	508,077
Loss on impairment of goodwill	—	—	—	—	—	—	—	—
Stock based compensation	57,821	34,188	139,845	231,854	35,519	39,647	84,364	159,530
Adjusted EBITDA	$215,842	$(1,136,332)	$(528,251)	$(1,448,741)	$(709,670)	$(860,364)	$(522,364)	$(2,092,398)

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

Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $1.4 million for the three months ended September 30, 2023, which was a decrease of $0.7 million as compared to the three months ended September 30, 2022. By segment, Hospitality improved $0.9 million, and Disinfection/Healthy Building Technologies increased $0.2 million.

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

Net Sales

Net sales of $11.4 million represented an increase of $5.5 million, or 94.8% for the three months ended September 30, 2023 as compared to net sales of $5.9 million for the three months ended September 30, 2022. The Disinfection/Healthy Building Technologies segment increased $4.1 million, primarily due the acquisition of PURO Lighting and LED Supply Co. on January 26, 2023. Additionally, the Hospitality segment increased $1.4 million, as that market continues to improve and our operatons have been streamlined to meet the increased demand.

Gross Profit

Gross profit increased $1.9 million from $0.8m, or 14.3% vs. sales, for the three months ended September 30, 2022 to $2.7m, or 23.2% vs. sales for the three months ended September 30, 2023. The improvement from 14.3% to 23.2% was driven primarily by the improved margins in the Hospitality segment as the lower gross profit legacy projects from the VisionMark asset acquisition have been completed and the operations have been streamlined. Gross profit as a percentage of sales also improved 1.0% as compared to Q2 2023, primarily due to the improvements in the operations of the Hospitality segment, whose gross profit improved from 19.7% in Q2 2023 to 22.1% in Q3 2023.

Operating Expenses

Selling, General, and Administrative – S,G&A costs, excluding stock based compensation, for the three months ended September 30, 2023, increased to $4.7 million as compared to $3.3 million for the three months ended September 30, 2022. This increase of $1.4 million was driven primarily by the expansion of the Disinfection/Healthy Building Technologies segment with the acquisitions of PURO Lighting and LED Supply Co. These acquisitions accounted for approximately $1.9 million of the increase, offset by a reduction in other SG&A expenses of $0.5 million. The Company is working to further improve cost synergies as the integration of PURO Lighting and LED Supply Co. progresses.

Other Income/Expense

The Company incurred interest expense of $0.5 million for the three months ended September 30, 2023 due to the borrowings of Streeterville Capital and Pinnacle Bank., primarily to help fund the acquisitions of PURO Lighting and LED Supply Co. and to also fund additional working capital requirements.

The Company incurred a non-cash gain on the change in fair market value of contingent consideration of $0.4 million for the three nonths ended September 30, 2023 because of the make whole provision within the PURO Lighting and LED Supply Co. merger agreement. See Note 2.

Net Loss

The Company recorded a net loss of $2.6 million for the three months ended September 30, 2023, compared to a net loss of $2.7 million for the three months ended September 30, 2022. The decrease of $0.1 million in the net loss was mainly due to the $0.8 million improvement in the Hospitality segment. This improvement was offset by the $0.5 million increase in the net loss of the Disinfection/Healthy Building Technologies segment, primarily as a result of increased S,G&A costs from the acquisitions of PURO Lighting and LED Supply Co., and by the increase in interest expense of $0.5m, offset by the gain on contingent consideration of $0.4m.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total	Hospitality	Disinfection/Healthy Building Technologies	Corporate	Total
Net Sales	$16,944,409	$15,999,808	$—	$32,944,217	$9,860,392	$5,278,955	$—	$15,139,347
Cost of Goods Sold	13,895,604	12,061,249	—	25,956,853	8,971,628	2,876,214	—	11,847,842
Gross Profit	3,048,805	3,938,559	—	6,987,364	888,764	2,402,741	—	3,291,505
Research and development	—	460,588	—	460,588	—	234,885	—	234,885
Stock based compensation	172,495	104,552	339,613	616,660	151,679	99,733	308,568	559,980
Loss on impairment of goodwill	—	—	—	—	—	1,138,203	—	1,138,203
Selling, General and Administrative	3,362,775	9,002,786	2,218,265	14,583,826	2,784,540	5,711,495	1,581,523	10,077,558
Total Operating expenses	3,535,270	9,567,926	2,557,878	15,661,074	2,936,219	7,184,316	1,890,091	12,010,626
Operating Loss	(486,465)	(5,629,367)	(2,557,878)	(8,673,710)	(2,047,455)	(4,781,575)	(1,890,091)	(8,719,121)
Other Income
Change in Fair Market Value of Warrant Liability	—	—	2,124	2,124	—	—	46,521	46,521
Interest expense	—	—	(1,434,329)	(1,434,329)	—	—	(96,113)	(96,113)
Gain on settlement of contingent consideration	—	—	—	—	—	1,700,000	—	1,700,000
Loss on change in contingent consideration	—	—	—	—	—	(240,000)	—	(240,000)
Other income	—	—	1	1	—	—	69,713	69,713
Total Other Income (Expense)	—	—	(1,432,204)	(1,432,204)	—	1,460,000	20,121	1,480,121
Loss Before Provision for Income Taxes	(486,465)	(5,629,367)	(3,990,082)	(10,105,914)	(2,047,455)	(3,321,575)	(1,869,970)	(7,239,000)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Loss	$(486,465)	$(5,629,367)	$(3,990,082)	$(10,105,914)	$(2,047,455)	$(3,321,575)	$(1,869,970)	$(7,239,000)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(486,465)	$(5,629,367)	$(2,557,878)	$(8,673,710)	$(2,047,455)	$(4,781,575)	$(1,890,091)	$(8,719,121)
Depreciation and Amortization	197,174	1,990,147	—	2,187,321	119,157	1,367,415	—	1,486,572
Loss on impairment of goodwill	—	—	—	—	—	1,138,203	—	1,138,203
Stock based compensation	172,495	104,552	339,613	616,660	151,679	99,733	308,568	559,980
Adjusted EBITDA	$(116,796)	$(3,534,668)	$(2,218,265)	$(5,869,729)	$(1,776,619)	$(2,176,224)	$(1,581,523)	$(5,534,366)
41

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

Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $5.9 million for the nine months ended September 30, 2023, which was an increase of $0.4 million as compared to the nine months ended September 30, 2022. By segment, Hospitality improved $1.7 million, Disinfection/Healthy Building Technologies increased $1.4 million, and Corporate increased $0.7 million.

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

Net Sales

Net sales of $32.9 million represented an increase of $17.8 million, or 117.6% for the nine months ended September 30, 2023, as compared to net sales of $15.1 million for the nine months ended September 30, 2022. This increase was primarily attributable to the Disinfection/Healthy Building Technologies segment, which increased $10.7 million, primarily due to the acquisition of PURO Lighting and LED Supply Co. on January 26, 2023. The Hospitality segment increased $7.1 million, largely as a result of the strategic acquisition on March 25, 2022 of the operations of VisionMark in Brooklyn, NY, which increased $4.6 million, combined with the organic growth of our legacy MunnWorks business of $2.5 million.

Gross Profit

Gross profit increased $3.7 million from $3.3 million, or 21.7% vs. sales, for the nine months ended September 30, 2022 to $7.0 million, or 21.2% vs. sales for the nine months ended September 30, 2023. The decrease from 21.7% to 21.2% was driven primarily by the lower margins in our Disinfection/Healthy Building Technologies segment due to special “one-time” discounting of our Consumer Airocide™ product in Q1 2023 and the increase in sales of the Healthy Building Technologies product line from the PURO Lighting and LED Supply Co. acquisitions.

Operating Expenses

Selling, General, and Administrative – S,G&A costs, excluding stock based compensation, for the nine months ended September 30, 2023, increased to $14.6 million as compared to $10.1 million for the nine months ended September 30, 2022. This increase of $4.5 million was driven primarily by the expansion of the Disinfection/Healthy Building Technologies segment with the acquisitions of PURO Lighting and LED Supply Co. These acquisitions accounted for $5.0 million of the increase, but were offset by synergies achieved through operational optimization of $1.7 million. The Hospitality segment increased $0.6 million, and legal expenses increased $0.6 million in the Corporate segment..

Other Income/Expense

The Company incurred interest expense of $1.4 million during the nine months ended September 30, 2023 due to the borrowings of Streeterville Capital and Pinnacle Bank, primarily to help fund the acquisitions of PURO Lighting and LED Supply Co. and to also fund additional working capital requirements.

For the nine months ended September 30, 2022, the Company recorded a net gain of $1.5 million as a result of the settlement with Scientific Air (“Old SAM Partners”) arising from a dispute regarding certain representations and warranties in the purchase agreement with Old SAM Partners.

Net Loss

The Company recorded a net loss of $10.1 million for the nine months ended September 30, 2023, compared to a net loss of $7.2 million for the nine months ended September 30, 2022. The increase of $2.9 million in the net loss was largely due to the $4.5 million increase in S,G&A costs, primarily as a result of the acquisitions of PURO Lighting and LED Supply Co. (see S,G&A explanation above), an increase in interest expense of $1.3 million, offset by a net gain in 2022 due to the settlement of the Old SAM Partners transaction of $1.5 million (see Other Income/Expense explanation above), offset by improvements in the operations of the Hospitality segment of $1.5m.

Liquidity and Capital Resources

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net Cash Used in Operating Activities	$(7,843,235)	$(7,473.600)
Net Cash Used in Investing Activities	(4,596,313)	(88,618)
Net Cash Provided by Financing Activities	11,251,974	(149,705)
Net Decrease in cash and cash equivalents	(1,187,574)	(7,711,923)
Cash and equivalents at beginning of year	2,734,485	8,768,156
Cash and equivalents at end of the period	1,546,911	1,056,233

In the nine months ended September 30, 2023, net cash used in operating activities was $7.8 million, as compared to $7.5 million in the nine months ended September 30, 2022.

In the nine months ended September 30, 2023, net cash used in investing activities totaled $4.5 million primarily due to net cash paid of $4.1 million for the acquisitions of PURO Lighting and LED Supply Co. on January 26, 2023.

In the nine months ended September 30, 2023, cash provided by financing activities was $11.3 million, as compared to cash provided by financing activities of ($0.1) million in the nine months ended September 30, 2022. The increase of $11.4 million is primarily due to borrowings on our Streeterville Capital note and on our Pinnacle Bank credit facility. The Company also raised net proceeds $2.3 million through its ATM facility with Maxim Group with 363,642 shares sold, and an additional $4.4 million from their public offering on June 21, 2023.

On July 1, 2022, the Company filed a $50 million mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9 million, as a readily available source of funding if needed. During the year ended December 31, 2022, the Company sold 160,962 ATM shares through the sales agent with net proceeds of $1.0 million. As of September 30, 2023, an additional 363,642 shares have been sold for net proceeds of $2.3 million, leaving a balance of $5.7 million on the ATM facility. The ATM facility with Maxim expired July 1, 2023. The shelf registration statement will expire on July 12, 2025.

On November 14, 2023, the Company closed on an underwritten public offering with Aegis Capital Corp. with gross proceeds to the Company of approximately $6.4 million, before deducting underwriting discounts and other estimated expenses payable by the Company. The base offering consisted of 42,666,666 units or pre-funded units (the “Units”), each Unit consisting of one share of common stock (“Common Stock”) or one pre-funded warrant (“Pre-Funded Warrant”) to purchase one share of Common Stock, one-tenth (1/10) of a Series A warrant (“Series A Warrant”) to purchase one a share of Common Stock and one-tenth (1/10) of a Series B Warrant to purchase one a share of Common Stock (“Series B Warrant” and, together with the Series A Warrant, the “Warrants”), at an offering price of $0.15 per Unit. The purchase price of each Unit including a Pre-Funded Warrant is equal to the price per Unit including one share of Common Stock, minus $0.00001, and the remaining exercise price of each Pre-Funded Warrant is equal to $0.00001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company intends to use the net proceeds to us from this offering for the repayment of notes, and for general corporate purposes, including working capital.

In addition, the Company has granted Aegis Capital Corp. a 45-day option to purchase additional shares of Common Stock and/or Pre-Funded Warrants, representing up to 15% of the number of Common Stock and/or Pre-Funded Warrants sold in the offering, and additional Warrants representing up to 15% of the Warrants sold in the offering, solely to cover over-allotments, if any.

The Company believes our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Contractual Obligations and Other Commitments

Payment due by period
	Total	2023	2024-2026	2027-2028	Thereafter
Financing lease obligations	213,560	18,391	159,062	36,107	—
Operating lease obligations (1)	3,760,522	481,236	3,279,286	—	—
Notes payable (2)	157,500	157,500		—	—
Streeterville notes (3)	4,980,754	1,743,776	3,236,978	—	—
Pinnacle loan (4)	4,810,922		4,810,922	—	—
Assumed lease liability (5)	559,032	93,174	465,858	—	—
D&O Insurance Liability (6)	206,239	73,233	133,006
Total	14,688,532	2,567,310	12,085,113	36,109	—
(1)	The Company entered into a lease agreement in Mount Vernon, New York for a term that commenced on April 1, 2019 and expires on the 31st day of March 2024 at a monthly rate of $15,000. On July 1, 2021, the Company obtained additional lease space and rent expense was increased to $27,500 per month through July 1, 2024 and $29,150 per month from Jul 1, 2024 through July 1, 2026. On September 28, 2021, the Company entered into a lease agreement in Kennesaw, Georgia for a term that commenced on September 29, 2021 and will expire on October 1, 2024, with monthly payments ranging from approximately $14,700 to $15,600 per month. On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space that commenced on April 1, 2022 and will expire on June 1, 2023, with monthly payments ranging from approximately $94,500 to $97,400 per month.
(2)	In March 2020, as part of the On-Deck Capital settlement, the Company issued a promissory note for the principal amount of $157,500 due within the next 5 years. The Company is required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500 in year two.
(3)	On October 7, 2022 and January 25, 2023, the Company entered into a Security Purchase Agreement with Streeterville Capital, LLC whereby the Company issued 8% unsecured redeemable notes in the principal amount of $2,807,500 and $2,807,500, respectively. The notes mature 18 months from the original issuance date.
(4)	In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The facility was later amended and increased to $6,000,000 on May 23, 2023. The loan is subject to a maximum advance rate of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $6 million. The loan matures on December 9, 2024. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.
(5)	In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of prior lease payments per month for the next 36 months commencing on April 1, 2022.
(6)	In September of 2023, the Company financed its D&O insurance in the amount of $244,114 at an interest rate of 6.28%. The Company is obligated to pay $24,411 per month for the next 10 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2023, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine months ended September 30, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

APPLIED UV, INC.
(Registrant)

Date: November 17, 2023	By:	/s/ Max Munn
Max Munn
Chief Executive Officer

Date: November 17, 2023	By:	/s/ Michael Riccio
Michael Riccio
Chief Financial Officer

