Form 10-K
period 2023-12-31
Applied UV, Inc.
filed 2024-04-16
CIK 1811109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

 Commission File Number: 001-39480

APPLIED UV, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4373308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $6,959,000.

At April 16, 2024, the registrant had 4,285,995 shares of common stock, par value $0.0001 per share, outstanding.

i

In this Annual Report on Form 10-K (this “Annual Report”) unless otherwise stated or as the context otherwise requires, references to “Applied UV, Inc.,” “Applied UV,” the “Company,” “we,” “us,” “our” and similar references refer to Applied UV, Inc., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of Applied UV, Inc. This Annual Report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Annual Report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this Annual Report and in the documents we incorporate by reference into this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report or the documents we incorporate by reference into this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to successfully integrate our recent acquisitions into our overall business;

●

our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations, which could be more difficult in light of the negative impact of any future COVID-19 outbreak on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●

our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of any future COVID-19 outbreak on our suppliers and supply chain;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during any future COVID-19 outbreak; and

●	our ability to maintain our listing on The Nasdaq Capital Market.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we reference and file as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Annual Report only:

●

the “Company,” “Applied UV,” “AUVI,” “we,” “us” and “our” refer to the combined business of Applied UV, Inc., a Delaware corporation and its wholly-owned subsidiaries, Sterilumen, Inc., a New York corporation (“Sterilumen”), Munn Works, LLC, a New York limited liability company (“MunnWorks”), PURO Lighting, LLC, a Colorado limited liability company (“PURO”) and LED Supply Co., LLC, a Colorado limited liability company (“LED”);

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A Risk Factors in this Annual Report. These risks include, among others, that:

●	We operate through Sterilumen, MunnWorks, Puro Lighting, and LED Supply Co., and our only current source of revenue is distributions from our subsidiaries. Sterilumen and Puro Lighting have incurred losses since their inception and we anticipate they will continue to incur significant losses for the foreseeable future, and revenue from MunnWorks and LED Supply Co. may not be sufficient to offset those loses;

●	We could need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan;

●	Our suppliers may not supply us with a sufficient amount or adequate quality of materials;

●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed;

●	We could be subject to significant warranty obligations if our products are defective;

●	Product liability claims against us could be costly and could harm our reputation;

●	If we lose our key management personnel, or are unable to attract or retain qualified personnel, it could adversely affect our ability to execute our growth strategy;

●	Climate change initiatives could materially and adversely affect our business, financial condition, and results of operations;

●

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price;

There is substantial doubt about our ability to continue as a going concern.

●	The air purification market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve;

●	If we are unable to execute our plan to distribute Sterilumen’s and Puro Lighting’s products, we may not be able to generate revenues and your investment could be materially adversely affected;

●	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business;

●	Sterilumen’s and Puro Lighting’s businesses are highly dependent on market perceptions of it and the safety and quality of its products;

●	Rapidly changing standards and competing technologies could harm demand for our products;

●	We could be unable to effectively manage and implement our growth strategies, which could have a material adverse effect on our business, financial condition, and results of operations;

●	International sales may comprise a significant portion of Sterilumen’s revenues and will be subject to risks associated with operating in domestic and international markets;

●	Sterilumen’s and Puro Lighting’s collaborations with outside scientists and consultants may be subject to restriction and change;

●	The custom design decorative framed mirror supply market is highly competitive;

●	MunnWorks’ and LED Supply Co.’s possible failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect;

●	MunnWorks’ and LED Supply Co.’s business is highly dependent on market perceptions of it and the quality of its products;

●	If the patents that we own or license, or our other intellectual property rights, do not adequately protect our technologies, we could lose market share to our competitors and be unable to operate our business profitably;

●	Changes in U.S. patent law could diminish the value of patents in general;

●	Our directors and officers beneficially will own more than 50% of the voting power of our voting stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval;

●	We have not paid dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock in the future, and any return on investment may be limited to the value of our stock; and we have stopped paying dividends on our Series A preferred stock effective June 23, 2023.

●	Provisions of our Amended and Restated Certificate of Incorporation could delay or prevent the acquisition or sale of our business.

●	We expect that we will need to raise additional capital, and raising additional funds by issuing additional equity securities or with additional debt financing may cause dilution to shareholders or restrict our operations;

●	The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities;

●	The Series A Preferred Stock will be effectively subordinated to the obligations of our subsidiaries;

●	A holder of Series A Preferred Stock has essentially no voting rights;

PART I

Item 1. Business

Corporate History

Applied UV, Inc. is a leading sales and marketing company that develops, acquires, markets and sells proprietary surface and air disinfection technology focused on Improving Indoor Air Quality (“IAQ”), specialty LED lighting and luxury mirrors and commercial furnishings, all of which serves clients globally in the healthcare, commercial and public venue, hospitality, food preservation, cannabis, education and winery vertical markets.

With its established strategic manufacturing partnerships and alliances including Canon, Acuity, Johnson Controls, USHIO, Siemens, Grainger and a global network of 89 dealers and distributors in 52 countries, 47 manufacturing representatives and 19 U.S. based internal sales representatives, AUVI offers a complete suite of products through its four wholly owned subsidiaries - Sterilumen, Inc., Munn Works, LLC, PURO Lighting, LLC and LED Supply Co. LLC.

Sterilumen owns, brands and markets a portfolio of research backed and clinically proven products utilizing advanced UVC Carbon, Broad Spectrum UVC LED’s and Photo-catalytic oxidation (PCO) pathogen elimination technology, branded as Airocide™, Scientific Air™, Airoclean™ 420, Lumicide™, PUROAir, PUROHealth, PURONet and LED Supply Company. Sterilumen’s proprietary platform suite of patented surface and air technologies offers one of the most complete pathogen disinfection platforms including mobile, fixed and HVAC systems and software solutions interconnecting its entire portfolio suite into the Internet of Things (“IoT”), allowing customers to implement, manage and monitor Indoor Air Quality (“IAQ”) measures recommended by the Environmental Protection Agency (“EPA”) across any enterprise. Additionally, the Lumicide™ platform applies the power of ultraviolet light (“UVC”) to destroy pathogens automatically, addressing the challenge of healthcare-acquired infections (“HAI’s”) in several patented designs for infection control in healthcare. LED Supply Company is a full-service, wholesale distributor of LED lighting and controls throughout North America. MunnWorks manufactures and sells custom luxury and backlit mirrors and conference room and living spaces furnishings.

Our global list of Fortune 100 end users including Kaiser Permanente, NY Health+Hospitals, MERCY Healthcare, University of Chicago Medical, Baptist Health South Florida, New York City Transit, Samsung, JB Hunt, Boston Red Sox’s Fenway Park, JetBlue Park, France’s Palace of Versailles, Whole Foods, Del Monte Foods, U.S. Department of Veterans Affairs, Marriott, Hilton, Four Seasons and Hyatt and more. For information on Applied UV, Inc. and its subsidiaries, please visit www.applieduvinc.com.

Air Disinfection Solutions & LED Lighting: Airocide™, Scientific Air™, PURO Lighting and LED Supply Co.

Airocide™

In February of 2021, the Company acquired all the assets and assumed certain liabilities of Akida Holdings, LLC (“Akida”). At the time of the acquisition, Akida owned the Airocide™ system of air purification technologies, originally developed for NASA with assistance from the University of Wisconsin at Madison, that uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst that has helped to accelerate the reopening of the global economy with applications in the hospitality, hotel, healthcare, nursing home, grocer, wine, commercial building and retail sectors. The Airocide™ system has been used by brands such as National Aeronautics and Space Administration (NASA), Whole Foods, Dole, Chiquita, Opus One, Sub-Zero Refrigerators and Robert Mondavi Wines. Akida had contracted KES Science & Technology, Inc. (“KES”) to manufacture, warehouse and distribute the Airocide™ system and Akida’s contractual relationship with KES was assigned to and assumed by the Company as part of the acquisition.

On September 28, 2021, the Company acquired all the assets and assumed certain liabilities of KES. At the time of the acquisition, KES was principally engaged in the manufacturing and distribution of the Airocide™ system of air purification technologies and misting systems. KES also had the exclusive right to the sale and distribution of the Airocide™ system in certain markets. This acquisition consolidated all of manufacturing, sale and distribution of the Airocide™ system under the Sterilumen brand and expanded the Company’s market presence in food distribution, post-harvest produce, wineries and retail sectors. The Company sells its products throughout the United States, Canada and Europe.

The Airocide™ system of air purification technologies, originally developed for NASA with assistance from the University of Wisconsin at Madison, uses a combination of UVC and a proprietary, titanium dioxide based photocatalyst to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds and many odors. The core Airocide™ technology has been in use on the International Space Station and is based on photo-catalytic oxidation (PCO), a bioconversion process that continuously converts damaging molds, microorganisms, dangerous pathogens, destructive volatile organic chemicals (VOCs) and biological gasses into harmless water vapor. Unlike other air purification systems that provide “active” air cleaning, ozone producing systems, ionization or “photo-electrochemical oxidation”, Airocide’s™ nanocoating technology permanently bonds titanium dioxide to the surface of the catalytic bed. This permits the perpetual generation of surface-bound (OH-) radicals over the large surface area created by their advanced geometric design and prevents the generation and release of ozone and other harmful byproducts. The proprietary formulation and methods for creating the catalyst are the basis of Airocide’s™ competitive advantage, making it the only consistently robust, highly effective, ozone free Photocatalytic Oxidation (“PCO”) technology on the market. Airocide™ has been tested over the past 12 years by governmental agencies such as NASA, the National Renewable Energy Laboratory, independent universities including the University of Wisconsin, Texas Tech University and Texas A&M, as well as air quality science laboratories. Airocide™ technology is listed as a U.S. Food and Drug Administration (“FDA”) Class II Medical Device, making it a suitable for providing medical grade air purification in critical hospital use cases. Airocide™ product lines include APS (consumer units), the GCS and HD lines (commercial units that will include the Sterilumen application (the “Sterilumen App”) to bring connectivity, reporting and asset management to our suite of products). The APS series provides true choice, low maintenance filter-less PCO or a filtered PCO air purification option ideal for restaurants, conference rooms, residential and small business or home office spaces. The GCS series is suitable for larger public spaces and enclosed rooms that may have high occupancy such as offices, waiting rooms and hotel lobbies and airport gate areas. The HD series is the most powerful, providing two-stage purification for fast sanitization of larger or industrial spaces such as sporting venues and locker rooms, airports, museums, winery cellars, warehouses and food-processing facilities. All Airocide™ products also extend the life of any perishables like fruit, produce or flowers.

Scientific Air™

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC (“Old SAM”), which owned a line of air purification technologies (“Scientific Air™”). The Scientific Air product line uses a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds and many odors without producing any harmful by-products. Scientific Air’s™ products are well suited for larger spaces within a facility due to the higher air flow of these units. The units are also mobile with industrial grade casters, allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic. Both of these key items extend our Airocide™ line, creating a comprehensive air disinfection portfolio that spans from small to large spaces and mobile applications. Scientific Air’s™ products are currently sold predominantly in North America and into the healthcare market.

PURO Lighting

On January 26, 2023, we acquired PURO Lighting LLC and its operating subsidiaries (the “PURO Acquisition”). PURO was founded in 2019 with the goal of using light technology to promote health and wellness within spaces. Today PURO provides a suite of UV disinfection systems that have the ability to disinfect air and surfaces in commercial and industrial spaces. They focus their sales efforts in three primary verticals: Education, Government and Healthcare. The acquisition of PURO Lighting, LLC adds PUROHealth and PURONet - a powerful suite of products used in education, government and healthcare that incorporates ultraviolet (UV) lighting and a Heating, Ventilation & A/C (“HVAC”) monitoring software platform. With its UL listed and patented portfolio of independently tested (ResInnova Laboratories) synergistic surface and air disinfection technologies that help facility managers protect against multiple pathogens; PURO opens new opportunities for cross marketing sales to existing distribution channels. Additionally, the potential to inter-connect our entire portfolio of disinfection technology solutions into the IoT will provide our customers with both products and smart tools to manage and monitor IAQ across any enterprise. Applied UV’s proprietary platform suite of patented technologies offers the most complete pathogen disinfection platform including mobile, fixed and HVAC systems and solutions allowing companies to implement the IAQ measures recommended by the EPA. PURO boast a strong domestic sales network with representatives in 43 states and distribution in all 50 states. Their product offerings encompass a range of innovative solutions, including UVC systems for air handling, in-room continuous disinfection using cutting-edge Far-UVC technology and specialized surface disinfection solutions designed specifically for the healthcare industry.

The PURO Acquisition further positions the Company to address a growing air disinfection market trend that aligns with the White House “Clean Air Initiatives” implemented during the height of the SARS CoV-2 (COVID-19) pandemic designed to protect consumers and businesses against existing and future airborne pathogens allowing economies globally to remain open. The merged entities have proven applications that can now be included in improving IAQ at the facility level including HVAC systems in public, government, municipal, retail spaces and buildings. The PURO Acquisition positions Applied UV to be one of the only companies in the world to offer a complete air and surface disinfection platform that includes consumer, fixed and mobile and commercial applications that are research backed, clinically tested and that are used by global Fortune 100 end users in multiple verticals.

LED Supply

On January 26, 2023, we acquired LED Supply Co. LLC (“LED”) and its operating subsidiaries (the “LED Acquisition”). Founded in 2009, LED Supply Company is a national, Colorado-based company that provides design, distribution and implementation services for lighting, controls and smart building technologies. LED Supply continues to expand its market reach with a focus on new types of energy efficiency and sustainable technologies. Along with its robust e-commerce component, LED Supply has recently taken the next step in revenue growth by repositioning itself as a preferred supplier for not only the latest in LED technologies, but the source for emerging technologies and product categories that the construction and retrofit market need; from electric vehicle charging to smart home technology, emergency and safety equipment and much more.

We see synergies across our entire air and surface disinfection portfolio. First, we look to leverage Airocide’s™ global distribution capabilities to facilitate the sale of Scientific Air’s™ and PURO’s offerings internationally. Second, we look to leverage PURO’s strength in healthcare to pull through existing Airocide™ units, creating a broad healthcare product line, from small clinics, patient rooms and doctor’s offices to larger spaces such as nursing stations, waiting rooms and cafeterias. Third, we look to leverage the national MunnWorks hospitality reach with leading luxury hotel chain operators to pull through our entire air and surface disinfection portfolio (Airocide™ and Lumicide™) as well as PURO’s offerings into future hotel, condo and other renovation, upgrade and remodeling projects. Fourth, the Company will look to work with Canon Virginia, Inc.’s (“CVI”) extensive field support team to promote the sale of the Company’s products as well as service capabilities. Finally, we look to incorporate the PUROAir, PUROHealth and PURONet (a powerful suite of products used in healthcare that incorporates UV lighting and a HVAC monitoring software platform) into our IoT integration plans via the Sterilumen App across our entire platform connecting all our units, thereby creating a leading smart asset management, reporting and control system tool that can be incorporated across all enterprises.

Market Opportunity

According to Research and Markets, the UV Disinfection market is expected to reach $9 billion by 2027 as technology continues to improve and the focus on stopping the spread of contagious diseases increases. The Center for Disease Control states that one in 25 patients have at least one Hospital Associated Infection (“HAI”) annually and that three million serious infections occur every year in long-term care facilities. Losses from contagious infections, pathogens and viruses cost the U.S. economy more than $270B every year as per the U.S. Center for Disease Control (CDC) $28B lost through HAIs; $225B in lost productivity due to absenteeism; and $25B in losses due to student/teacher absenteeism. Scientists globally have been advocating improving air quality post pandemic, significantly boosting global adoption to control airborne pathogen transmission. Governments globally mandating health agencies to address improving IAQ via grants and mechanisms to ease visitation and protect facilities against future pathogens (Centers for Medicare and Medicaid Services – CMS, February 2022 Long-term Care Initiative April 2022 WH Clean Air Initiatives).

IAQ has become an even more important issue as world economies transition beyond the COVID-19 pandemic. In 2021, 39 scientists reiterated the need for a “paradigm shift” and called for improvements in, “how we view and address the transmission of respiratory infections to protect against unnecessary suffering and economic losses.” In mid 2022, we began to see this seismic shift from pandemic related mobile apparatuses to complete systems within systems for facilities designed to monitor, improve and report on a more permanent basis. While there are opportunities for mobile systems, our emphasis will be on this growing market trend.

In addition to this, the global air purifier market size is set to grow exponentially. It was valued at $9.24 billion in 2021 and is predicted to grow to approximately $22.84 billion by 2030. According to Precedence Research, the immense demand for air purification and sterilization in the U.S. will be driven by the commercial sector.

Sterilumen’s product portfolio is one of the only research-backed, clinically proven pure-play air and surface disinfection technology companies with international distribution and globally recognized end users, with products developed for NASA. In addition to the numerous recognized research institutions and globally recognized names who published the reports that were completed by the acquired companies, Airocide™ was independently proven to kill SARS, MERSA and Anthrax. Sterilumen’s air purification (Airocide™, Scientific Air™ and PURO) and surface disinfection (Lumicide) were independently tested and proven to kill both Candida Auris (ResInnova Laboratories) and COVID-19 (MRIGlobal), MRSA (ResInnova Laboratories), Salmonella enterica (ResInnova Laboratories) and Escherichia coli (ResInnova Laboratories).

Our goal is to build a company that successfully designs, develops and markets our air and surface disinfection solutions that will enable U.S. and global economies to implement “Clean Air” initiatives aimed at IAQ as recommended by the U.S. Government’s EPA. We will seek to achieve this goal by having our products actively involved in the following activities:

Focus on key target verticals that have proven business use cases including:

●	Post-Harvest and Distribution/Logistics from ”farm-to-table” (Winery, Dairy, Meat and Seafood)

●	Food Preservation

●	Hospitals, Long-Term Care and Dental

●	Commercial (HVAC)

●	Hospitality

●	Hotels and Restaurants

●	Education

●	Sports Arenas

●	Cannabis

●	Correctional Facilities

In addition to further developing Airocide™, Scientific Air™, PURO, Lumicide and LED Supply specific sales efforts, we intend to leverage the Company’s hospitality business (MunnWorks) for cross-selling opportunities of our air purification and surface disinfectant solutions and products. Our initial research indicates that the key stakeholders in this market value the asset management and reporting capabilities of our platform and provide key points of differentiation.

●	Expand our global distributor channels into new markets not currently served.

●	Continue scientific validation through lab testing and data from real world deployments; publish case studies in peer reviewed journals.

Manufacturing

In an effort to improve operationally, after analyzing each of the points in our supply chain to tighten integration to optimize inventory, improve quality control and mitigate against supply chain disruptions that were witnessed globally throughout the pandemic, on December 18, 2022, Applied UV announced that it signed a strategic manufacturing and related services agreement (the “Manufacturing Agreement”) with Canon Virginia, Inc., a global manufacturing, engineering and technical operation for the Canon family and a wholly owned subsidiary of Canon U.S.A, Inc. The Manufacturing Agreement establishes CVI’s status as the primary manufacturer, assembler and logistical authority for Applied UV’s entire suite of air purification solutions. The Manufacturing Agreement, the first of a series of anticipated agreements, enables the Company to leverage the resources of CVI’s two million-square-foot state-of-the-art engineering, manufacturing and distribution facility. Applied UV plans to leverage CVI’s almost 40 years of innovative and efficient production methods to manufacture the Company’s patented, FDA Class II Listed Airocide™ PCO commercial and consumer devices, as well as the patented advanced Activated Carbon UVC and HEPA Mobile disinfection Scientific Air™ portfolio. From an R&D perspective, working closely with Canon, we are also beginning to formulate our new product roadmap and making substantial improvements to our entire line of mobile and fixed air purification products, further differentiating our patented PCO and UVC Carbon based solutions from that of our competition.  Applied UV also plans to collaborate with Canon Financial Services, Inc. to enable better cash flow management in regard to its growing supply chain requirements. Further, the Company will look to work with CVI’s extensive field support team to promote the sale of the Company’s products, as well as service capabilities.

Business Developments

The following highlights recent material developments in our business:

●	On February 29, 2024, we announced that MunnWorks purchased the continuing business and a multi-year exclusive global licensing agreement with Element Designs, a well-established designer and fabricator of large scale and public metal systems such as custom water cascades and fountains, outdoor monumental furnishings and public green-walls.

●	On February 1, 2024, we announced that we plan to develop smart building technologies for Larimar City, a new luxury development with six hotels and 20,000 high-end residences.

●	On January 29, 2024, we announced receipt of a provisional patent for our pulse modulated UVC LED system to be added to our portfolio.

●	On January 25, 2024, we announced the appointment of a hospitality industry expert, Christopher Kochuba, as a member to our Board of Directors (“Board”), effective as of February 14, 2024.

Human Capital Resources

As of December 31, 2023, we had a total of 131 employees, all of which are full-time.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

Applied UV, Inc. was incorporated in the State of Delaware on February 26, 2019. In March 2019, Applied UV, Inc. acquired all of the capital stock of Sterilumen pursuant to two exchange agreements in which the shareholders of Sterilumen exchanged all of their shares in Sterilumen for shares of common stock in Applied UV, Inc. In July 2019, Applied UV, Inc. acquired all of the membership interests of MunnWorks pursuant to an exchange agreement in which the member of MunnWorks exchanged all of his shares for shares of common stock in Applied UV, Inc. In January 2023, Applied UV, Inc., through its wholly owned subsidiaries, acquired PURO and LED Supply in a merger transaction in which all of the membership interests of PURO and LED Supply were converted into the equity of the wholly owned subsidiaries in exchange for the issuance of securities of Applied UV, Inc. and earn-out payments payable to the members of PURO and LED Supply. On May 31, 2023, Applied UV, Inc. implemented a 1:5 reverse stock split of its issued and outstanding shares of common stock.

On October 25, 2023, Applied UV, Inc. completed its reincorporation from a Delaware corporation to a Nevada corporation pursuant to that certain Agreement and Plan of Merger dated as of September 1, 2023. On December 12, 2023, Applied UV, Inc. implemented a 1:25 reverse stock split of its issued and outstanding shares of common stock.

Applied UV, Inc. operates through a total of four wholly owned subsidiaries. Our principal executive offices are located at 150 N. Macquesten Parkway, Mount Vernon, NY 10550.

Available Information

Our website address is www.applieduvinc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

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

Risks Related to Our Business and Operations

There is substantial doubt about our ability to continue as a going concern.

Our revenues continue to increase, and for the year ended December 31, 2023 were $40.8 million, compared to $20.1 million for the same period in 2022, an increase of $20.7 million, or 102.4%. However, we have incurred substantial operating losses since our inception. As reflected in our consolidated financial statements included in this Annual Report for the year ended December 31, 2023, we had an accumulated deficit of approximately $43.1million at December 31, 2023, a net loss of approximately $13.2 million, and approximately $8.2 million of net cash used in operating activities for the year ended December 31, 2023. The consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products. As such, it is likely that additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

The Company operates through its subsidiaries and its only material assets are its equity interests in those subsidiaries. As a result, our only current source of revenue is distributions from our subsidiaries, and all of its subsidiaries have been incurring losses and may continue to incur losses in the future.

The Company is a holding company for Sterilumen, MunnWorks, PURO and LED Supply, and has no material assets other than its equity interests in those subsidiaries. Therefore, the only current revenue source is future distributions from its subsidiaries. These subsidiaries, however, have been incurring losses and may continue to incur losses, posing a substantial risk to the Company’s financial health.

Sterilumen owns, brands and markets a comprehensive portfolio of proven disinfection products, of which leverage advanced technologies, including without limitation, UVC Carbon, Broad Spectrum UVC LEDs and photo-catalytic oxidation, to offer a comprehensive pathogen disinfection platform. We expect negative cash flows from Sterilumen’s operations for the foreseeable future. Our cash expenses will be highly dependent on the success of the products of Sterilumen, MunnWorks, PURO and LED Supply. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop any future product candidates.

Our future revenue will depend upon our ability to achieve sufficient market acceptance for all of our products, pricing, the performance of our independent sales representatives and our manufacturing and distribution suppliers.

We anticipate that our expenses will increase substantially if and as we:

●	continue the research and development of any of our products;

●	establish an effective sales, marketing and distribution infrastructure to commercialize any of our products or product candidates;

●	seek to maintain, protect and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support any of our future product candidate development and planned future commercialization efforts.

Furthermore, any additional fundraising efforts may divert our management from our subsidiaries’ day-to-day activities, which may adversely affect our ability to effectively market our products and develop and commercialize any product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our financial condition and results of operations may be adversely affected by COVID-19 or similar global pandemic.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate or plan to operate could result in a health crisis adversely affecting the economies and financial markets. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, suppliers and customers to perform their responsibilities. Such results could have a material adverse effect on our business.

COVID-19 created significant volatility, uncertainty and economic disruption. To date, COVID-19 has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of COVID-19, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, difficulty in enrolling patients, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;

●	increased volatility or significant disruption of global financial markets due in part to any future COVID-19 outbreak, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and

●	the further spread of COVID-19, and the requirements to take action to mitigate the spread of any future COVID-19 outbreak (e.g., hygiene requirements or social distancing or other measures), will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

While COVID-19 has heightened public awareness of airborne pathogens, significantly increasing demand for our pathogen disinfection and air purifier products, it is important to note that our performance may potentially be susceptible to any future COVID-19 outbreaks and corresponding public health responses. Should the global health community succeed in substantially mitigating the impact of COVID-19 or any other airborne pathogens through vaccination, herd immunity or effective treatment protocols, public concern regarding indoor air quality may diminish. This potential reduction in concern may lead to a corresponding decrease in demand for our pathogen disinfection and air purification products. In addition, a significant portion of our growth can be attributed to heightened health and safety measures adopted by businesses and individuals in response to COVID-19. As a result, our sales growth may decelerate or decline if public concern regarding indoor air quality continues to diminish.

To the extent COVID-19 or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are vulnerable to continued global economic uncertainty and volatility in financial markets.

Our business is highly sensitive to changes in general economic conditions as a seller of goods and services. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability and declining valuations of investments. We believe these disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions could have a material adverse effect on our business, financial condition and results of operations, including by:

●	reducing demand for our products and services, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

●	increasing the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;

●	increasing price competition in our served markets; and

●	resulting in supply interruptions, which could disrupt our ability to produce our products.

We could need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

To remain competitive, we must continue to make significant investments in the development of any product candidates, the expansion of our sales and marketing activities and the expansion of our operating and management infrastructure as we increase sales domestically and internationally. If cash generated from our operations is insufficient to fund such growth, we could be required to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures.

The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

●	our results of operations;

●	general economic conditions and conditions in the sanitation and disinfection industries and performance of sanitation devices as opposed to sanitation and disinfection substances;

●	the perception of our business in the capital markets;

●	making capital improvements to improve our infrastructure;

●	hiring qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements, if any;

●	our ratio of debt to equity;

●	our financial condition;

●	our business prospects; and

●	interest rates.

If we are unable to obtain sufficient capital in the future, we could have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation or reduced manufacturing efficiencies and could have a material adverse effect on our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing stockholders and restrict our operations or require us to relinquish certain intellectual property rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our or our subsidiaries’ products or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, validation/marketing studies, sales and marketing and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Our success depends, in part, on our relationships with, and the efforts of, third-party manufacturers, distributors and other third parties that perform various tasks for us. If these third parties do not successfully carry out their contractual duties or meet expected, we may not be able to commercialize our product candidates and our business could be substantially harmed.

While we internally manufacture all of MunnWorks’ products that are manufactured domestically, currently approximately 50% of MunnWorks’ products and substantially all of Sterilumen’s products, PURO’s products and LED Supply products are manufactured by third party manufacturers. We do not currently have the infrastructure or capability internally to manufacture all of the components of our products and systems, and we lack the resources and the capability to manufacture and distribute the products on a commercial scale. We plan to rely on third parties for such operations. There are a limited number of manufacturers who have the ability to produce our products, and there may be a need to identify alternate manufacturers to prevent a possible disruption of our manufacturing and distribution process. Switching manufacturers or distributors, if necessary, may involve substantial costs and is likely to result in a delay in our desired commercial timelines, which could harm our business and results of operations.

Our suppliers may not supply us with a sufficient amount or adequate quality of materials, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to obtain timely deliveries of materials, components and subassemblies of acceptable quality and in acceptable quantities from third-party suppliers. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders, rather than written supply contracts. Consequently, many of our suppliers have no obligation to continue to supply us on a long-term basis. In addition, our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others could affect their ability to deliver components for us in a timely manner. Moreover, our suppliers could encounter financial hardships, be acquired or experience other business events unrelated to our demand for components, which could inhibit or prevent their ability to fulfill our orders and satisfy our requirements.

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

We may make acquisitions in the future. In the event we engage in an acquisition or strategic transaction, we may need to acquire additional financing. Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be on favorable terms and may result in additional dilution to our current stockholders. Any future acquisition by us or one of our subsidiaries may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction such as the acquisition may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies higher than expected acquisition and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

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

The Tax Act as modified by the CARES Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and the U.S. Internal Revenue Service any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Our analysis and interpretation of this legislation is preliminary and ongoing and there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us, other changes may be beneficial. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on an investment in our common stock.

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

Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

●	the number of new product introductions by our subsidiaries;

●	losses related to inventory write-offs;

●	marketing exclusivity, if any, which may be obtained on certain new products;

●	the level of competition in the marketplace for certain products;

●	our subsidiaries’ ability to create demand in the marketplace for their products;

●	availability of raw materials and finished products from suppliers;

●	our subsidiaries’ ability to contract manufacturers to make their products;

●	our dependence on a small number of products for a significant portion of net revenue or income;

●	price erosion and customer consolidation; and

●	uncertainty of future import tariffs.

The profitability of our subsidiaries’ product sales is also dependent upon the prices they are able to charge for their products, the costs to purchase products from third parties and their ability to manufacture their products in a cost-effective manner. If their revenues decline or do not grow as anticipated, they may not be able to reduce their operating expenses to offset such declines. Failure to achieve anticipated levels of revenues could, therefore, significantly harm our operating results for a particular fiscal period.

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

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to design and produce. If we fail to adequately design, or if our suppliers fail to produce components to specification, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. Our products could contain defects that cannot be repaired easily and inexpensively that can result some or all of the following:

●	loss of customer orders and delay in order fulfillment;

●	damage to our brand reputation;

●	increased cost of our warranty program due to product repair or replacement;

●	inability to attract new customers;

●	diversion of resources from our manufacturing and engineering and development departments into our service department; and

●	legal action.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Maintaining the secrecy of confidential, proprietary and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and have invested in systems and infrastructures to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. A breach our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Product liability claims against us could be costly and could harm our reputation.

The sale of our products involves the risk of product liability claims against us. Claims could exceed our product liability insurance coverage limits. Our insurance policies are subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product, and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, we cannot provide assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates or the inability to secure coverage in the future, and could have a material adverse effect on our business by reducing cash collections from customers and limiting our ability to meet our operating cash flow requirements.

Litigation against us could be costly and time-consuming to defend and could materially and adversely affect our business, financial condition and results of operations.

We are from time to time involved in various claims, litigation matters and regulatory proceedings incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition, sales and trading practices, environmental matters, personal injury and insurance coverage. Some of these lawsuits include claims for punitive as well as compensatory damages. The defense of these lawsuits could divert our management’s attention, and we could incur significant expenses in defending these lawsuits. In addition, we could be required to pay damage awards or settlements or become subject to unfavorable equitable remedies. Moreover, any insurance or indemnification rights that we could have may be insufficient or unavailable to protect us against potential loss exposures.

If we lose our key management personnel, or are unable to attract or retain qualified personnel, it could adversely affect our ability to execute our growth strategy.

Our success is dependent, in part, upon our ability to hire and retain management, engineers, marketing and sales personnel and technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. Our success will depend on our ability to retain our current personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel, and other specialized technicians is intense and we may not be able to retain our personnel. If we lose the services of any executive officers or key employees, our ability to achieve our business objectives could be harmed or delayed, which could have a material adverse effect on our daily operations, operating cash flows, results of operations and ultimately share price. In general, our officers could terminate their employment at any time without notice for any reason.

Climate change initiatives could materially and adversely affect our business, financial condition and results of operations.

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

Max Munn of Chief Executive Officer holds 70% of our voting power. Under Rule 4350(c) of the Nasdaq Marketplace Rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of our directors be independent, as defined in the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and the requirement that our compensation and nominating and corporate governance committees consist entirely of independent directors. Although we have not relied nor do we intend to rely on the “controlled company” exemption under Nasdaq rules, we could elect to rely on this exemption in the future. If we elect to rely on the “controlled company” exemption, a majority of the members of our Board might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, during any time while we remain a controlled company relying on the exemption and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements. Our status as a controlled company could cause our common stock to look less attractive to certain investors or otherwise harm our trading price.

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

We require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

●	faulty human judgment and simple errors, omissions or mistakes;

●	fraudulent action of an individual or collusion of two or more people;

●	inappropriate management override of procedures; and

●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the SEC and civil or criminal sanctions.

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

We will remain an “emerging growth company” until December 31, 2025, the last day of the fiscal year following the fifth anniversary of August 31, 2020, the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

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

Prior to the completion of our initial public offering in August 2020, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. As a public company, we have designed a control environment as required of public companies under the rules and regulations of the SEC.

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. We may be unable to effectively establish and maintain such systems. This would leave us without the ability to compile financial information about our Company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our Company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Geopolitical tensions and conflicts in the Middle East, specifically the Israel-Hamas war, may lead to global economic instability and adversely affect supply chains, which may adversely impact our operations, financial conditions and business prospects.

While we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and the Hamas, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Hamas war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Hamas war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

If we sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business and other serious negative consequences.

Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause damage, security issues or shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors or other similar events that could negatively affect our systems, and our and our members’ data. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.

Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyber-attacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs and consequences of a data security incident. In addition, our systems must be routinely updated, patched and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and, in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks.

Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation and brand, cause the termination of relationships with our members, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services and subject us to significant liability and expense, which would harm our business, operating results and financial condition.

Inflation may adversely affect our operations and financial results.

In periods of rising inflation, the cost of raw materials, components and labor essential for manufacturing our products may increase and as a consequence, our overall profit margin may be adversely affected. In addition, inflation may result in limitations on consumer spending A decrease in demand for these procedures may significantly impact our financial condition and results of operations.

Risks Related to Sterilumen’s Business

Certain ResInnova testing limitations.

Our claims on the effectiveness of the Disinfecting System against certain pathogens are supported by the analysis of the Disinfecting System performed in ResInnova’s laboratory. The environment in ResInnova’s laboratory is controlled and does not account for all real-world variables, which may impact the effectiveness of ultraviolet light in killing microorganisms. Such variables include humidity, air temperature and the presence of organic soils that differ from those used in the laboratory tests. If any one of these un-accounted for variables proves to be significant in the evaluation of the effectiveness of the Disinfecting System, the laboratory results obtained by ResInnova could be significantly more favorable than the results experienced by our customers. Furthermore, in accordance with CDC guidelines only laboratories with a biosafety level 3 or 4 may test against SARS-CoV-2, the virus that causes COVID-19. ResInnova is a biosafety level 2 laboratory and cannot test against SARS-CoV-2 and therefore in its place tested against OC43, which, according to ResInnova is a common surrogate for SARS-CoV-2 as both are of the Beta genre of coronaviruses. If the results from testing the Disinfecting System against OC43 are different from the results that would have occurred from testing against SARS-CoV-2, ResInnova’s testing results could be materially more favorable than the results experienced by our customers with respect to SARS-CoV-2. If the Disinfecting System is not effective against SARS-CoV-2, this could have a material adverse effect on the Company, which would have a material adverse effect on our business prospects and financial condition.

The complete and final assembly of the Disinfecting System has not yet received safety certification from a nationally recognized testing laboratory.

All of the component parts of the Disinfecting System have been certified by ETL. The ETL listings for ETL Listing numbers: SLR-1 = E519669 for the ribbon unit and SLD-1 = E519957 for the drain unit is new for such a UVC device for the UL and due to incomplete standards does not guarantee successful deployment and installation at scale in the U.S. If we are unable or significantly delayed in obtaining confidence for installations within the marketplace with above certifications, our business and financial prospects will be materially adversely affected.

In accordance with an August 24, 1993 Interpretation Letter from Occupational Safety and Health Administration, all electrical equipment must be accepted, certified, labeled, listed or otherwise determined that such equipment is safe by a Nationally Recognized Testing Laboratory or by another federal agency or by a state, municipal or other local authority responsible for enforcing occupational safety provisions of the National Electric Safety Code.

If Sterilumen is unable to develop a successful marketing approach, our business will suffer.

If Sterilumen fails to develop a successful marketing approach or to manage its growth effectively, our business and financial results will be materially harmed. Healthcare facilities operate in a highly regulated and dynamic market with changing regulations, codes, standards and guidelines and as a result are very loyal to vendors they trust. Achieving market acceptance will require extensive customer education and product validation. Some of the ways in which Sterilumen intends on achieving market acceptance is through working with professional trade organizations, having articles published in industry trade publications, conducting validation/marketing studies at well-known hospitals and lab testing. However, there is no assurance that Sterilumen will be successful in organizing these efforts or if the results from them will be positive. Sterilumen has sought and may also seek in the future to expand its business through complementary or strategic acquisitions of other businesses, products or assets such as its recent acquisition of the Airocide™ product line, or through joint ventures, strategic partnerships or other arrangements with established and trusted disinfection companies. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt Sterilumen’s ongoing businesses, which may adversely affect its relationships with customers, employees and others with whom it has business or other dealings. Further, if Sterilumen is unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, its growth and ability to compete may be impaired, which would require it and us to focus additional resources on the integration of operations rather than other profitable areas of its business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition. However, failure to acquire or partner with established and trusted disinfection companies would prevent Sterilumen’s products from being part of a bundle of disinfection products that could be sold all at once, which could have a material adverse effect on the financial results of our business.

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

If we are unable to execute our plan to distribute Sterilumen’s Airocide™ products, we may not be able to generate revenues and your investment could be materially adversely affected.

We acquired the rights to manufacture and sell our Airocide™ products in February of 2021 and have not yet fully scaled to execute our plan to sell and distribute Sterilumen’s Airocide™ products. The success of the Airocide™ business will depend on the execution of our plan and the acceptance of Airocide™ products by the consumer and commercial markets. Achieving such acceptance will require significant marketing investment. Once we execute our plan to sell and distribute the Airocide™ products, it may not be accepted by consumers at sufficient levels to support our operations and build our business. If Sterilumen’s Airocide™ products are not accepted at sufficient levels, our business could fail.

We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

We may become subject to significant government regulation, by the U.S. Environmental Protection Agency (“EPA”) and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the adoption or modification of laws or regulations relating to UVC or air purification or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. If we are required to comply with new regulations or legislation or new interpretations of existing regulations. This compliance could cause us to incur additional expenses or alter our business model.

Sterilumen’s Disinfecting System business is highly dependent on its suppliers’ and any disruption in their operations could have a material adverse effect on our business, results of operations and financial condition.

Sterilumen’s Disinfecting System business will be dependent upon the continued ability of its suppliers to deliver systems, components, raw materials and finished disinfection products. Its UVC LEDs are manufactured in South Korea and then shipped to China or the United States for assembly with all other components, which if manufactured in China, the finished products are shipped to Long Beach, California for warehousing and distribution, otherwise the units are shipped from Mount Vernon, New York. Any number of factors, including labor disruptions, catastrophic weather events, contractual or other disputes with suppliers and supplier financial difficulties or solvency problems could disrupt its suppliers’ operations and lead to uncertainty in its supply chain or cause supply disruptions, which could, in turn, disrupt its operations. If Sterilumen experiences supply disruptions, it may not be able to develop alternate sourcing quickly. Any disruption of its production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause it to alter production schedules or suspend production entirely. If any such disruptions occur it could have a material adverse effect on our business, results of operations and financial condition.

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

Our UV light disinfection systems represent relatively new technologies in the market. Only a small percentage of professional medical institutions or hospitality providers are immediately willing to conduct sanitation using our systems. Our future success will depend on our ability to increase demand for our products by demonstrating to a broad spectrum of medical professional, dentists, hospitality industry, their patients and customers, the potential performance advantages of our UV light systems over traditional methods of disinfection over competitive UV light systems and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Conventional germicidal UV light was historically considered as a human health hazard if improperly used and can lead to skin cancer and cataracts. We may experience long sales cycles because healthcare facilities and hotels and other facilities may be slow to adopt new technologies on a widespread basis and admit that such technologies can sanitize public space without damaging public health. As a result, we generally are required to invest a significant amount of time and resources to educate general public about the benefits of our products in comparison to competing products and technologies before completing a sale, if any. Factors that could inhibit adoption of UV technologies by healthcare facilities or hospitality companies include the initial cost and concerns about the safety, efficacy and reliability of our UV systems. In addition, economic pressure, caused, for example, by an economic slowdown as a result of any potential COVID-19 outbreak, changes in health care reimbursement or by competitive factors in a specific market, could make businesses reluctant to purchase substantial capital equipment or invest in new technologies. Customer acceptance will depend on the recommendations of governmental authorities, as well as other factors, including the relative effectiveness, safety, reliability and comfort of our systems as compared to other instruments and methods for performing disinfecting procedures.

If future data proves to be inconsistent with our research results or if competitors’ products present more favorable results our revenues could decline and our business, financial condition, and results of operations could be materially and adversely affected.

Even though our disinfecting devices and air purifiers are protected with patents, if new studies or comparative studies generate results that are not as favorable as our research results, our revenues could decline. Additionally, if future studies indicate that our competitors’ products are more effective or safer than ours, our revenues could decline. Furthermore, hospitals, businesses and consumers could choose not to purchase our UV light sanitation systems or air purifiers until they receive additional published long-term clinical evidence and recommendations from prominent hospitals and businesses that indicate our UV light sanitation systems are effective for disinfecting applications.

We may face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers and our ability to grow our business would be impaired.

A number of competitors have substantially greater capital resources, larger customer bases, larger technical, sales and marketing forces and stronger reputations with target customers than ours. We compete with a number of domestic and foreign companies that market traditional chemical sanitation products, as well as companies that market UV technologies. The marketplace is highly fragmented and very competitive. We expect that the rapid technological changes occurring in the health care industry could lead to the entry of new competitors, particularly if UV disinfecting increases market acceptance. If we do not compete successfully, our revenue and market share could decline, which would impact our ability to meet our operating cash flow requirements and our business, financial condition and results of operations could be adversely affected.

Our long-term success depends upon our ability to (i) distinguish our products through improving our product performance and pricing, protecting our intellectual property, improving our customer support, accurately timing the introduction of new products and developing sustainable distribution channels worldwide; and (ii) develop and successfully commercialize new products, new or improved technologies and additional applications for our UV light sanitation systems. We may not be able to distinguish our products and commercialize any new products, new or improved technologies, or additional applications for our UV light disinfecting systems.

We could incur problems in manufacturing our products.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We could encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must ensure our manufacturing facilities, processes and quality systems, and the manufacture of our UV light sanitation systems, quality control and documentation policies and procedures. From time to time, we could expend significant resources in obtaining, maintaining and addressing our compliance with various federal and requirements that may be subject to changes. Our success will depend in part upon our ability to manufacture our products without FDA approval or compliance with other regulatory requirements.

We have not experienced significant quality issues with components of our products supplied by third parties, however, we could in the future. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our product sales, cash collections from customers, and our ability to meet operating cash flow requirements, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse publicity regarding our technology or products could negatively impact us.

Adverse publicity regarding any of our products or similar products marketed or sold by others could negatively affect us. If any studies raise or substantiate concerns regarding the efficacy or safety of our products or other concerns, our reputation could be harmed and demand for our products could diminish, which could have a material adverse effect on growth in new customers and sales of our products, leading to a decline in revenues, cash collections and ultimately our ability to meet operating cash flow requirements.

Rapidly changing standards and competing technologies could harm demand for our products, result in significant additional costs, and have a material adverse effect on our business, financial condition and results of operations.

The markets in which our products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment and frequent introductions of new devices and evolving sanitizing solutions and practices, specifically catalyzed by the impact of the COVID-19 pandemic. Competing products could emerge that render our products uncompetitive or obsolete. We cannot guarantee that we will successfully identify new product opportunities, identify new and innovative applications of our technology, or be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures.

We could be unable to effectively manage and implement our growth strategies, which could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy includes expanding our product line and applications by developing enhancements and transformational innovations, including new solutions for various fields and industries. Expansion of our existing product line and entry into new applications divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), may require regulatory approvals, result in new or increasing competition, could require longer implementation times or greater start-up expenditures than anticipated, and could otherwise fail to achieve the desired results in a timely fashion, if at all. These efforts could also require that we successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively and manufacture and deliver sufficient volumes of new products of appropriate quality on time. We could be unable to increase our sales and earnings by expanding our product offerings in a cost-effective manner, and we could fail to accurately predict future customer needs and preferences or to produce viable technologies. In addition, we could invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we could incur substantial costs in doing so. In addition, promising new products could fail to reach the market or realize only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes or uncertainty over third-party reimbursement.

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

International sales may comprise a significant portion of Sterilumen’s revenue, and we intend to continue to pursue and expand our international business activities. Political and economic conditions outside the United States could make it difficult for us to increase our international revenue or to operate abroad. International operations are subject to many inherent risks, which could have a material adverse effect on our revenues and operating cash flow, including among others:

●	adverse changes in tariffs and trade restrictions;

●	political, social and economic instability and increased security concerns;

●	fluctuations in foreign currency exchange rates;

●	longer collection periods and difficulties in collecting receivables from foreign entities;

●	exposure to different legal standards;

●	transportation delays and difficulties of managing international distribution channels;

●	reduced protection for our intellectual property in some countries;

●	difficulties in obtaining domestic and foreign export, import, and other governmental approvals, permits and licenses and compliance with foreign laws;

●	the imposition of governmental controls;

●	unexpected changes in regulatory or certification requirements;

●	difficulties in staffing and managing foreign operations; and

●	potentially adverse tax consequences and the complexities of foreign value-added tax systems.

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

Sterilumen works with scientists at academic and other institutions, and consultants who assist it in its research, development and design efforts. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice on Sterilumen’s programs. These scientists and consultants are not our or Sterilumen’s employees, may have other commitments that would limit their future availability to Sterilumen and typically will not enter into non-compete agreements with Sterilumen. If a conflict of interest arises between their work for Sterilumen and their work for another entity, Sterilumen may lose their services. In addition, Sterilumen will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of Sterilumen’s clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in its clinical trials could be restricted or eliminated.

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

MunnWorks’ operations will be dependent upon the continued ability of its suppliers to deliver components, raw materials and finished products. Although many of its products are manufactured at our corporate headquarters in New York, many of its products are manufactured overseas. Any number of factors, including labor disruptions, catastrophic weather events, contractual or other disputes with suppliers and supplier financial difficulties or solvency problems could disrupt its suppliers’ operations and lead to uncertainty in its supply chain or cause supply disruptions, which could, in turn, disrupt its operations. If MunnWorks experiences supply disruptions, it may not be able to develop alternate sourcing quickly. Any disruption of its production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause it to alter production schedules or suspend production entirely. If any such disruptions occur it could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success depends, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology. However, we cannot ensure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition, or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors could independently develop similar or more desirable products, duplicate our products or design products that circumvent our patents. The laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there have been recent changes in the patent laws and rules of the U.S. Patent and Trademark Office (“USPTO”), and there could be future proposed changes that, if enacted, have a significant impact on our ability to protect our technology and enforce our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitive position could be adversely affected, and there could be a material adverse effect on sales, cash collections and our ability to meet operating cash flow requirements.

If third parties claim that we infringe their intellectual property rights, we could incur liabilities and costs and have to redesign or discontinue selling certain products, which could have a material adverse effect on our business, financial condition, and results of operations.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on UV light applications. From time to time, we expect to continue to receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims could lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and we may not be able to obtain a license on acceptable terms, or at all.

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

As is the case with other equipment manufacturing companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants, contract manufacturers and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Relating to Ownership of Our Securities

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

Max Munn, our Chief Executive Officer and a director, beneficially own more than 50% of the voting power of our voting stock as of December 31, 2023, and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Max Munn, our Chief Executive Officer and a director, has voting control over more than 50% of our voting stock (which excludes shares underlying options and warrants but does include 10,000 shares of the Company’s Super Voting Preferred Stock beneficially owned by Max Munn, which entitles him to 1,000 votes per share (10,000,000 votes in aggregate) and votes with the common stock as a single class. As a result, Max Munn will have control over all matters submitted to our stockholders for approval, including the election of directors, amendments to our certificate of incorporation and bylaws, the approval of certain business combinations and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Max Munn may have interests different from yours.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock is limited by the terms of our Series A Perpetual Preferred Stock and may be limited by Nevada state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

We stopped paying dividends on our Series A Preferred Stock effective June 23, 2023 and if we continue to stop paying dividends and fail to pay all dividends in arrears prior to or on June 23, 2024, the holders of the Series A Preferred Stock and any preferred stock on parity with the Series A Preferred Stock have the ability to elect a majority of the Board and as a result, there may be significant implications for corporate governance and strategic decision making.

We stopped paying dividends on the shares of the Series A Preferred Stock effective as of June 23, 2023. Pursuant to the Certificate of Designation for the Series A Preferred Stock, if there is a failure to pay Series A Preferred Stock dividends for twelve (12) consecutive or non-consecutive months, the Board will be increased by the number of directors that when added to the then current number of directors will constitute a majority of the Board, and the holders of the Series A Preferred Stock and all holders of any preferred stock on parity with the Series A Preferred Stock shall be entitled to vote for the election of a number of directors equal to the increased director number to serve on the Board until all dividends in arrears have been fully paid. If we continue to stop paying Series A Preferred Stock dividends and fail to pay all dividends in arrears prior to or on June 23, 2024, there may be significant implications for corporate governance and strategic decision making.

While we have not yet finalized or approved a specific plan of action, we are currently evaluating a range of potential remedies to address this issue, including without limitation, the potential issuance of shares of common stock to the holders of the Series A Preferred Stock in exchange for the cancellation and extinguishment of this financial obligation (i.e., the missed Series A Preferred Stock dividend payments).

If we decide to issue shares of common stock, the issuance will increase the total number of outstanding shares of common stock and reduce earnings per share and dilute the ownership interest of the existing holders of the common stock, potentially affecting the market value of the common stock. It is important to note that while this strategy may provide a pathway to resolve the outstanding Series A Preferred Stock dividend obligation, it has not yet been approved or may not be implemented. Any failure to pay all Series A dividends in arrears or implement any plan of action to remedy this issue prior to or on June 23, 2024 will result in the altering of the composition of the Board, potentially resulting in changes to corporate strategy, management oversight and shareholder priorities. This change may impact our ability to pursue our existing business objectives effectively and may lead to conflicts among shareholders and management.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents and indemnification agreements that we entered into with our officers and directors provide for this indemnification to the fullest extent permitted by Nevada law. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. In addition, we agreed to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders, and indemnification rights held by our directors, officers and employees may result in substantial expenses.

We may obtain director and officer liability insurance in the future to cover liabilities our directors and officers may incur in connection with their services to us. There is no guarantee that any insurance coverage will protect us from any damages or loss claims filed against it.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to provisions of the State of Nevada, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Anti-takeover provisions in our charter documents and Nevada law could discourage delay or prevent a change of control of our Company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Control Shares Acquisition Act may discourage, delay, or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our articles of incorporation (“Articles of Incorporation”) and bylaws (“Bylaws”) may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our Articles of Incorporation and Bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board in response to a takeover attempt;

●	provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the stockholders; and

●	limit who may call special meetings of stockholders.

These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our Common Stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flows may fluctuate significantly from period to period, which may impact our Board’s willingness or legal ability to declare a monthly dividend. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products and services;

●	introduction of competing products;

●	our operating expenses which fluctuate due to growth of our business; and

●	variable sales cycle and implementation periods for content and services.

The market price of our securities could be substantially affected by various factors.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

●	trading prices of securities generally;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	our issuance of preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

In addition, if the market for healthcare stocks or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Provisions of our Articles of Incorporation could delay or prevent the acquisition or sale of our business.

Our Articles of Incorporation permits our Board to designate new series of preferred stock and issue those shares without any vote or action by our stockholders. Such newly authorized and issued shares of preferred stock could contain terms that grant special voting rights to the holders of such shares that make it more difficult to obtain stockholder approval for an acquisition of our business or increase the cost of any such acquisition.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports, including financial estimates, that securities or industry analysts publish about us or our business. If too few securities or industry analysts provide coverage or if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause the price of our stock and trading volume to decline.

We expect that we will need to raise additional capital, and raising additional funds by issuing additional equity securities or with additional debt financing may cause dilution to shareholders or restrict our operations.

We expect that we will need to raise additional capital in the future. We may raise funds through public or private equity or debt offerings or other financings, as well as borrowings from banks or through the issuance of debt securities.

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

The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock. Also, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock.

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock then outstanding.

The Company’s ability to pay dividends and to meet its debt obligations largely depends on the performance of its subsidiaries and the ability to utilize the cash flows from those subsidiaries.

The Company is a holding company for Sterilumen, MunnWorks, PURO and LED Supply, and has no material assets other than its equity interests in those subsidiaries. Therefore, the only current revenue source for future dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock is from its subsidiaries. We do not expect the cash flow from our operations will be sufficient to pay dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock. Our utilization of cash has been and will continue to be highly dependent on Sterilumen’s products, including Airocide™, Scientific Air™, the products of PURO and LED Supply, and cash flow from and MunnWorks’ operations. Our cash expenses will be highly dependent on the any product development programs Sterilumen chooses to pursue, the progress of these product development programs, the results of any validation/marketing studies, the terms and conditions of Sterilumen’s contracts with service providers and manufacturing contractors and the terms of recruitment of facilities in any validation/marketing studies.

In addition, the subsidiaries and any joint ventures or other entities accounted for as equity method investments are separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to the Company, whether to enable us to pay principal and interest on our debt, our other obligations or dividends on our common stock or preferred stock, and could be precluded from paying any such dividends or making any such loans or distributions under certain circumstances, including, without limitation, as a result of legislation, regulation, court order, contractual restrictions or in times of financial distress. The inability to access capital from our subsidiaries and entities accounted for as equity method investments as well from the capital markets could have a material adverse effect on the Company’s cash flows and financial condition and, on our ability, to pay dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock.

The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock will be effectively subordinated to the obligations of our subsidiaries.

We are a holding company and conduct substantially all of our operations through our subsidiaries. Our right to receive any assets of any of our subsidiaries upon their liquidation, reorganization or otherwise, and thus the ability of a holder of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of the subsidiaries’ creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of those subsidiaries and any indebtedness of those subsidiaries senior to that held by us.

We must adhere to prescribed legal requirements and we must also have sufficient cash in order to be able to pay dividends on the preferred stock.

In accordance with Section 78.288 of the Nevada Revised Statutes (“NRS”), we may only declare and pay cash dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock from either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus,” meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. In accordance with NRS 78.288, if the assets of the Company, after accounting for liabilities and stated capital, are reduced due to depreciation, losses or other causes, to an amount less than the total preferential rights of issued and outstanding shares entitled to asset distribution upon dissolution, the directors cannot declare and distribute dividends on any class of capital stock until such deficit is remedied. Specifically, distributions can only be made if, after giving effect to the distribution, the Company would be able to pay its debts as they become due in the usual course of business, and its total assets would not be less than the sum of its total liabilities plus the amount necessary to satisfy preferential rights upon dissolution not involved in the distribution. We can provide no assurance that we will satisfy such requirements in any given year. Further, even if we have the legal ability to declare a dividend, we may not have sufficient cash to pay dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this prospectus actually occur. Also, payment of our dividends depend upon our financial condition and other factors as our Board may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock.

The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, represents perpetual equity interests in us, and investors should not expect us to redeem the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock on any such date that the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock becomes redeemable by us or on any particular date afterwards.

The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock represents perpetual equity interests in us, and it has no maturity or mandatory redemption, is not redeemable at the option of investors under any circumstances. As a result, unlike our indebtedness, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock will not give rise to a claim for payment of a principal amount at a particular date. As a result, holders of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock may be required to bear the financial risks of an investment in the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock for an indefinite period of time.

Either we or the holder of the preferred stock may redeem the shares of preferred stock on a date or dates determined in our sole discretion, on a date as determined by the holder or upon certain events, as applicable, and the investor may not find a new investment with a comparable dividend or interest rate.

The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are perpetual equity securities. This means that the preferred stock has no maturity date. We may, at our option, after July 16, 2022, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time as we may determine in our sole discretion, for cash at a redemption price equal to $27.50 until July 16, 2026 and $25.00 thereafter. The holders of Series B Preferred Stock have the option, after thirty (30) months from January 26, 2023, to ask the Company to redeem their shares of the Series B Preferred Stock at $2.00 per share, escalating to $6.00 per share if redemption is sought on or after five (5) years from January 26, 2023. In the event of a change of control, the Company may choose to redeem the Series B Preferred Stock at $6.00 per share. In addition, the Company may redeem the shares of Series C Preferred Stock at its sole discretion at $5.00 per share after a change of control.

We may have an incentive to redeem the preferred stock voluntarily if we can do so without paying the premium or if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A Preferred Stock, the Series B Preferred Stock or the Series C Preferred Stock. If we redeem the preferred stock, then from and after the redemption date, dividends will cease to accrue on shares of the applicable preferred stock, and the shares of the preferred stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption. If we choose to redeem any shares of the preferred stock, you may not be able to reinvest the redemption proceeds in a comparable security at an effective dividend or interest rate as high as the dividend payable on the applicable preferred stock.

The conversion feature may not adequately compensate you, and the conversion and redemption features of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock may make it more difficult for a party to take over our Company and may discourage a party from taking over our Company.

Upon the occurrence of a Delisting Event or Change of Control, holders of the Series A Preferred Stock will have the right (unless, prior to the Delisting Event Conversion Date or Change of Control Conversion Date, as applicable, we have provided or provide notice of our election to redeem the Series A Preferred Stock) to direct the depositary to convert some or all of the Series A Preferred Stock into our common stock (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem the Series A Preferred Stock. See “Description of Series A Preferred—Conversion Rights” and “—Special Optional Redemption.” Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the Share Cap multiplied by the number of shares of Series A Preferred Stock converted. If the Common Stock Price is less than a specified amount (which is approximately 50% of the closing sale price per share of our common stock), subject to adjustment, the holders will receive a certain number of shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition to the redemption rights, the holders of the Series A Preferred Stock and the Series B Preferred Stock have the option to convert their shares into shares of common stock on a 1:1 basis at any time. These features of the preferred stock may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change of control of our Company under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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

Our Series A Preferred Stock is traded on The Nasdaq Capital Market under the symbol “AUVIP.” In order to continue to be listed on The Nasdaq Capital Market, we must meet and maintain certain financial, distribution and share price levels. Generally, this means having a minimum number of publicly held shares of Series A Preferred Stock (generally 1,000,000 shares), a minimum market value (generally $5,000,000), a minimum net income from continuing operations (generally $750,000) and a minimum number of holders (generally 300 public holders). If we are also unable to meet the listing standards for The Nasdaq Capital Market, we may apply to have our Series A Preferred Stock quoted by the OTC markets. If we are unable to maintain listing for the Series A Preferred Stock on The Nasdaq Capital Market, the ability to transfer or sell shares of the Series A Preferred Stock will be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected. Moreover, since the Series A Preferred Stock has no stated maturity date, investors may be forced to hold shares of the Series A Preferred Stock indefinitely while receiving stated dividends thereon when, as and if authorized by our Board and paid by us with no assurance as to ever receiving the liquidation value thereof.

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

Holders of the preferred stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the preferred stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the preferred stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” only if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the preferred stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the preferred stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock or value of the Series B Preferred Stock and the Series C Preferred Stock might decline.

A holder of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have essentially no voting rights.

The holders of Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock will not be entitled to vote on any matter that comes before our stockholders for a vote unless such vote is required by the NRS. This means that, unless it is required by Nevada law, you will not have the right to participate in any decisions regarding or affecting our Company or your investment, including the election of directors or any extraordinary events, such as a merger, acquisition or other similar transaction. Decisions on those matters could be made in a manner that materially and adversely affects your interests. Our shares of the Series X Super Voting Preferred Stock and our common stock are the only classes of our securities that carry full voting rights. See “Description of the Securities--Series A Preferred Stock—Voting Rights.”

Future issuances of preferred stock may reduce the value of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock.

We may sell additional shares of preferred stock on terms that may differ from those of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock. Such shares could rank on parity with or senior to the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock as to dividends, voting or rights upon liquidation, winding up or dissolution. The creation and subsequent issuance of additional classes of preferred stock on parity with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock could dilute the interests of the holders of Series A Preferred Stock, Series B Preferred Stock and the Series C Preferred Stock. Any issuance of preferred stock that is senior to the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock would not only dilute the interests of the holders of Series A Preferred Stock, Series B Preferred Stock and the Series C Preferred Stock, but also could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock.

We have issued 1,250,000 shares of another series of preferred stock, and 2,500,000 shares of another series of preferred stock, that rank on parity with the Series A Preferred Stock and such issuance could impact our ability to pay dividends upon the Series A Preferred Stock and will dilute the payment of any liquidation proceeds to the Series A Preferred Stock.

We have issued 1,250,000 shares of 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) which has a liquidation preference of $6.00 per share and ranks on parity with the Series A Preferred Stock and 2,500,000 shares of 5% Series C Cumulative Perpetual Preferred Stock (the “Series C Preferred Stock”) which has a liquidation preference of $5.00 per share and ranks on parity with the Series A Preferred Stock. As long as any dividend payments on the Series B Preferred Stock and the Series C Preferred Stock that are due are not made, we will not be able make dividend payments on the Series A Preferred Stock. Additionally, because the Series B Preferred Stock and the Series C Preferred Stock rank on parity with the Series A Preferred Stock, upon a liquidation of the Company, holders of the Series A Preferred Stock and holders of Series B Preferred Stock and Series C Preferred Stock will be entitled to receive their pro rata portion of the liquidation proceeds available to the aggregate outstanding amount of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, which could result in the holders of the Series A Preferred Stock receiving less liquidation proceeds than it otherwise be entitled to.

If we are not paying full dividends on any future dividend parity stock, we will not be able to pay full dividends on the Series A Preferred Stock.

When dividends are not paid in full on outstanding shares of any class or series of our stock that ranks on a parity with the Series A Preferred Stock (e.g., Series B Preferred Stock and Series C Preferred Stock) in the payment of dividends (“dividend parity stock”) for a dividend period, all dividends declared with respect to shares of Series A Preferred Stock and all shares of outstanding dividend parity stock for such dividend period shall be declared pro rata so that the respective amounts of such dividends declared bear the same ratio to each other as all accrued but unpaid dividends per share on the shares of Series A Preferred Stock and all shares of outstanding dividend parity stock for such dividend period bear to each other. Therefore, if we are not paying full dividends on any outstanding shares of dividend parity stock, we will not be able to pay full dividends on the Series A Preferred Stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

We engage third parties in connection with our risk assessment processes. These service providers assist us to monitor, enhance and test our safeguards. We oversee and identify risks from cybersecurity threats associated with the use of a third party service provider in the same way as any other situation with regard to potential cybersecurity threats.

Item 2. Properties.

We lease and maintain our primary offices and manufacturing facility at 150 N. Macquesten Parkway, Mount Vernon, NY 10550, 185 Randolph Street, Brooklyn, NY 11237, 3625 Kennesaw North Industrial Pkwy NW, Kennesaw, GA. 30144 and 12340 W Cedar Dr, Lakewood, CO 80228. We do not currently own any real estate.

Item 3. Legal Proceedings

On February 25, 2022, James Doyle, a former Chief Operating Officer of the Company filed an arbitration claim against the Company for approximately $1.5 million plus attorneys’ fees and other costs with the American Arbitration Association in the State of New York for severance pay and other claims after being terminated by the Company for cause. The arbitration proceeding was initiated pursuant to the arbitration provision in Mr. Doyle’s employment agreement with the Company. The evidentiary hearing was conducted at the American Arbitration Association’s midtown offices on November 7, 8, 9 and 10, 2022. Afterwards, the parties submitted post-hearing briefs. On January 24, 2023, the Arbitration Panel issued a Partial Final Award, whereby the Panel denied five of the seven counts asserted by Doyle, and awarded him only $100,000 in severance pay plus $21,153.84 in unused vacation time plus 6,379 additional shares in the Company pursuant to the terms of his employment agreement. On April 7, 2023, the Panel issued a Final Award further awarding Claimant $434,535.00 in legal fees and $39,628.03 in expenses. On July 6, 2023, the Company filed an Article 75 Petition in Westchester County (New York) Supreme Court seeking to vacate and/or modify the Final Award with respect to the legal fees and expenses. On September 21, 2023, the Court confirmed the Final Award. On October 2, 2023, the parties entered into a payment schedule agreement, thereby resolving, and concluding their dispute.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on The Nasdaq Capital Market under the symbol “AUVI.”

Holders

As of April 16, 2024, there were 22 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock is limited by the terms of our Series A Preferred Stock and may be limited by Delaware state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023 we made the following unregistered sales of our securities:

On January 1, 2023, the Company issued in the aggregate 280 unvested shares of its common stock to its independent directors, which vested on January 1, 2024.

On January 26, 2023, the Company issued 31,002 shares of its common stock pursuant to the merger agreements for the acquisitions of PURO and LED Supply.

On January 26, 2023, the Company issued 399,996 shares of its Series C Preferred Stock to the equity holders of PURO and LED Supply in connection with the acquisitions of those entities.

On January 26, 2023, the Company issued 1,250,000 shares of its Series B Preferred Stock to one of PURO’s vendors in connection with the settlement of a $5 million promissory note.

On March 3, 2023 the Company issued in the aggregate 160 unvested shares of its common stock to its independent directors, which vested on January 1, 2024.

On April 19, 2023, the Company issued 104 shares of its common stock to Monica Woo, former Board member, as payment for services rendered.

On June 1, 2023, the Company issued 51 shares of its common stock to James Doyle, former Chief Operating Officer of the Company, pursuant to a settlement agreement.

On August 11, 2023, the Company issued 2,000 shares of its common stock to Maxim Partners, LLC, pursuant to a settlement agreement.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning grants of option awards pursuant to employees, directors, consultants and other independent contractors during the year ended December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	6,716	$368.89	328,874
Equity compensation plans not approved by security holders(2)	826	174.12	—
Total	7,542	$543.01	328,874

(1)	The Applied UV, Inc. 2023 Equity Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 335,590 shares for issuance under the Plan.

(2)	826 options granted to Max Munn pursuant his employment contract.

2023 Equity Incentive Plan

On August 24, 2023, our Board and stockholders approved the Applied UV, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan was deemed effective on October 22, 2023. The 2023 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our Common Stock that may be subject to awards under the 2023 Plan is 100,000 (post-split). Subject to adjustment upon changes in capitalization of the Company as provided in Section 15 of the 2023 Plan, the number of shares available for issuance under the 2023 Plan will be increased on the first day of each fiscal year beginning with the 2024 fiscal year, in an amount equal to the least of (a) 20,000 shares, (b) a number of shares equal to twenty percent (20%) of the total number of shares of all classes of our common stock outstanding on the last day of the immediately preceding fiscal year less the number of shares allocated to the 2023 Plan and (c) such number of shares determined by the administrator no later than the last day of the immediately preceding fiscal year. As of January 1, 2024, the maximum number of shares of our common stock that may be subject to awards under the 2023 Plan was 335,590.

Transfer Agent

The transfer agent for the common stock is Vstock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Applied UV, Inc. is a leading smart building technology company that develops, acquires, markets and sells proprietary surface and air disinfection technology focused on Improving Indoor Air Quality (IAQ), smart LED lighting and interior furnishings, all of which serves clients globally in the healthcare, commercial & public venue, hospitality, food preservation, cannabis, education and winery vertical markets.

With its established strategic manufacturing partnerships and alliances including Canon Inc., Acuity Brands, Johnson Controls, Siemens, Grainger and a global network of 90 dealers and distributors in 52 countries, 47 manufacturing representatives and 19 U.S. based internal sales representatives, AUVI offers a complete suite of products through its four wholly owned subsidiaries - Sterilumen, Inc., Munn Works, LLC, PURO Lighting, LLC and LED Supply Co. LLC.

Sterilumen owns, brands and markets a portfolio of research backed and clinically proven products utilizing advanced UVC Carbon, Broad Spectrum UVC LED’s and Photo-catalytic oxidation (PCO) pathogen elimination technology, branded as Airocide ™, Scientific Air™, Airoclean™ 420, Lumicide™, PUROAir, PUROHealth, PURONet and LED Supply Company. Sterilumen’s proprietary platform suite of patented surface and air technologies offers one of the most complete pathogen disinfection platforms including mobile, fixed and HVAC systems and software solutions interconnecting its entire portfolio suite into the IoT, allowing customers to implement, manage and monitor IAQ measures recommended by the EPA across any enterprise. Additionally, the Lumicide™ platform applies the power of ultraviolet light (UVC) to destroy pathogens automatically, addressing the challenge of healthcare-acquired infections in several patented designs for infection control in healthcare. LED Supply is a full-service, wholesale distributor of smart building LED lighting and controls throughout North America. MunnWorks manufactures in the USA and sells hotels furnishings.

Our global list of Fortune 100 end users including Kaiser Permanente, NY Health+Hospitals, MERCY Healthcare, University of Chicago Medical, University of Texas Healthcare, University of California Healthcare, Baptist Health South Florida, Mt. Sinai Hospital in New York, New York City Transit, Samsung, JB Hunt, Boston Red Sox’s Fenway Park, JetBlue Park, France’s Palace of Versailles, Whole Foods, Del Monte Foods, U.S. Department of Veterans Affairs, Marriott, Hilton, Four Seasons and Hyatt and more. For information on Applied UV, Inc., and its subsidiaries, please visit www.applieduvinc.com.

According to a report by Research and Markets, the global UV disinfection equipment market size was valued at US$ 2.6 Billion in 2022, and it's expected to reach US$ 6.9 Billion by 2028, growing at a compound annual growth rate (“CAGR”) of 17.66% during the forecast period of 2022-2028. This growth is driven by the increasing demand for ultra-pure water, natural methods for air, water, and waste purification, and the urgent need to counter water-borne diseases. UV disinfection equipment is lauded for its germicidal capabilities, minimal toxicity, and cost-efficient maintenance across various sectors including healthcare, where it's used to reduce the spread of hospital-acquired diseases.

Furthermore, Allied Market Research supports the observation of the UV disinfection equipment market's substantial role in addressing air and water pollution challenges, particularly in developing economies. The residential sector has notably led the market share, propelled by urbanization and initiatives like India's "Piped Water for All by 2024." The COVID-19 pandemic has also significantly boosted the demand for UV-C surface disinfection devices.

The surge in demand for UV disinfection equipment due to the COVID-19 pandemic is echoed by BCC Research, which highlights hospitals' utilization of UV-C lamps for surface and air disinfection. The global market for UV disinfection equipment is forecasted to grow from nearly $2.1 billion in 2018 to $4.4 billion by 2023, reflecting a CAGR of 16.2% for the period of 2018-2023. This growth is attributed to the equipment's effectiveness in destroying the RNA and DNA of microorganisms, making it a crucial tool in maintaining hygiene and preventing the spread of viruses and other pathogens.

As societies navigate the post-COVID-19 era, the significance of indoor air quality has been underscored by a collective call from scientists for transformative improvements in preventing respiratory infections. This call has catalyzed a pivotal shift observed since mid-2022, transitioning from temporary mobile units to sophisticated, integrated systems. These systems are designed for ongoing monitoring, enhancement, and documentation of air quality within facilities. The focus has been redirected toward these comprehensive solutions, which promise a more sustainable approach to air quality management, aligning with the market’s evolving needs.

Concurrently, the air purifier market is poised for robust growth. Valued at $9.24 billion in 2021, forecasts suggest a surge to approximately $22.84 billion by 2030. This growth trajectory is expected to be led predominantly by the commercial sector in the United States, as indicated by Precedence Research.

Further expanding the scope of air quality solutions, there is a burgeoning application of these systems within the food industry for safeguarding food quality through the disinfection of both surfaces and air, and removal of volatile organic compounds. This application is critical in preventing contamination and extending shelf life, thereby enhancing food safety and quality. In healthcare, particularly in operating rooms, the stakes are high for eliminating pathogens from both surfaces and the air to protect patient health and prevent HAIs. These applications extend to the realm of HVAC systems as well, where energy-saving measures are being integrated to not only purify the air but also reduce energy consumption, creating a dual benefit of improved air quality and operational efficiency.

Sterilumen’s product portfolio is one of the only research-backed, clinically proven pure-play air and surface disinfection technology companies with international distribution and globally recognized end users, with product developed for NASA. In addition to the numerous recognized research institutions and globally recognized names who published the reports that were completed by the acquired companies, Airocide™ was independently proven to kill SARS, MERSA and Anthrax. Sterilumen’s air purification (Airocide™, Scientific Air™ & PURO Lighting) and surface disinfection (Lumicide) were independently tested and proven to kill both Candida Auris (ResInnova Laboratories) and SARS CoV-2 (COVID-19) (MRIGlobal), MRSA (ResInnova Laboratories), Salmonella enterica (ResInnova Laboratories) and Escherichia coli (ResInnova Laboratories).

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

The Company recently introduced its new Airocide™ Pro+ air purification system at the Global Produce & Floral Show. The Airocide™ Pro+ system was engineered and manufactured through the collaborative efforts of the Company and Canon Virginia, Inc., a subsidiary of Canon U.S.A. Inc. Airocide’s™ proprietary PCO technology removes ethylene safely and effectively, which is critical to reducing ripening, aging, and spoilage of fruits and vegetables. It is estimated that food waste of fruits and vegetables on a global scale approximates $680 billion. The Airocide™ Pro+ smaller size is designed for refrigerated truck trailers and shipping containers, which will nicely complement the Airocide™ products already in use by Del Monte, Dole and Whole Foods and most recently Fresh Taste Produce.

Our goal is to build a company that successfully designs, develops and markets our air and surface disinfection solutions that will enable U.S. and global economies to implement “Clean Air” initiatives aimed at improving IAQ as recommended by the EPA. We will seek to achieve this goal by having our products actively involved in the following activities:

Focus on key target verticals that have proven business use cases including:

●	Post-Harvest and Distribution/Logistics from ”farm-to-table” (Winery, Dairy, Meat & Seafood)

●	Food Preservation

●	Hospitals, Long-Term Care, Dental

●	Commercial (HVAC)

●	Hospitality

●	Hotels, Restaurants

●	Education

●	Sports Arenas

●	Cannabis

●	Correctional Facilities

In addition to further developing Airocide™, Scientific Air™, PURO, Lumicide and LED Supply specific sales efforts, we intend to leverage the Company’s hospitality business (MunnWorks) for cross-selling opportunities of our air purification and surface disinfectant solutions and products. Our initial research indicates that the key stakeholders in this market value the asset management and reporting capabilities of our platform and provide key points of differentiation.

●	Expand our global distributor channels into new markets not currently served.

●	Continue scientific validation through lab testing and data from real world deployments; publish case studies in peer reviewed journals.

Manufacturing

In an effort to improve operationally, after analyzing each of the points in our supply chain to tighten integration to optimize inventory, improve quality control and mitigate against supply chain disruptions that were witnessed globally throughout the pandemic, on December 18, 2022, Applied UV announced that it has signed a strategic manufacturing and related services agreement with Canon Virginia, Inc., (“CVI”) a global manufacturing, engineering and technical operation for the Canon family and a wholly owned subsidiary of Canon U.S.A, Inc. The agreement establishes CVI’s status as the primary manufacturer, assembler and logistical authority for Applied UV’s entire suite of air purification solutions. The Manufacturing Agreement, the first of a series of anticipated agreements, enables the Company to leverage the resources of CVI’s two million-square-foot state-of-the-art engineering, manufacturing and distribution facility. Applied UV plans to leverage CVI’s almost 40 years of innovative and efficient production methods to manufacture the Company’s patented, FDA Class II Listed Airocide™ PCO commercial and consumer devices, as well as the patented advanced Activated Carbon UVC and HEPA Mobile disinfection Scientific Air™ portfolio. From an R&D perspective, working closely with Canon, we are also beginning to formulate our new product roadmap and making substantial improvements to our entire line of mobile and fixed air purification products, further differentiating our patented PCO and UVC Carbon based solutions from that of our competition. Applied UV also plans to collaborate with Canon Financial Services, Inc. to enable better cash flow management in regard to its growing supply chain requirements. Further, the Company will look to work with CVI’s extensive field support team to promote the sale of the Company’s products, as well as service capabilities.

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

Acquisitions

Air Disinfection Solutions & LED Lighting: Airocide™, Scientific Air™, PURO and LED Supply Co.

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

On October 13, 2021, we acquired substantially all of the assets of Old SAM Partners, LLC F/K/A Scientific Air Management, LLC (“Old SAM”), which owned a line of air purification technologies. The Scientific Air™ product line uses a combination of UVC and a proprietary, patented system to eliminate airborne bacteria, mold, fungi, viruses, volatile organic compounds, and many odors without producing any harmful by-products. Scientific Air’s™ products are well suited for larger spaces within a facility due to the higher air flow of these units. The units are also mobile with industrial grade casters, allowing for movement throughout a facility to address increased bio burden from larger meetings or increased human traffic. Both of these key items extend our Airocide™ line, creating a comprehensive air disinfection portfolio that spans from small to large spaces and mobile applications. Scientific Air’s™ products are currently sold predominantly in North America and into the healthcare market.

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

PURO Lighting was founded in 2019 with the goal of using light technology to promote health and wellness within spaces. Today PURO provides a suite of UV disinfection systems that have the ability to disinfect air and surfaces in commercial and industrial spaces. They focus their sales efforts in three primary verticals: Education, Government, and Healthcare.  The acquisition of PURO Lighting, LLC adds PUROHealth and PURONet - a powerful suite of products used in education, government, and healthcare that incorporates UV Lighting and a HVAC monitoring software platform. With its UL listed and patented portfolio of independently tested (ResInnova Laboratories) synergistic surface and air disinfection technologies that help facility managers protect against multiple pathogens; PURO opens new opportunities for cross marketing sales to existing distribution channels. Additionally, the potential to inter-connect our entire portfolio of disinfection technology solutions into the IoT will provide our customers with both products and smart tools to manage and monitor indoor air quality (IAQ) across any enterprise. Applied UV’s proprietary platform suite of patented technologies offers the most complete pathogen disinfection platform including mobile, fixed and HVAC systems and solutions allowing companies to implement the IAQ measures recommended by the EPA.  PURO boast a strong domestic sales network with reps in 43 states, and distribution in all 50 states.  Their product offerings encompass a range of innovative solutions, including UVC systems for air handling, in-room continuous disinfection using cutting-edge Far-UVC technology, and specialized surface disinfection solutions designed specifically for the healthcare industry.

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

We see synergies across our entire air and surface disinfection portfolio. First, we look to leverage Airocide™’s global distribution capabilities to facilitate the sale of Scientific Air’s™ and PURO’s offerings internationally. Second, we look to leverage PURO’s strength in healthcare to pull through existing Airocide™ units, creating a broad healthcare product line, from small clinics, patient rooms and doctor’s offices to larger spaces such as nursing stations, waiting rooms and cafeterias. Third, we look to leverage the national MunnWorks hospitality reach with leading luxury hotel chain operators to pull through our entire air and surface disinfection portfolio (Airocide™ and Lumicide™) as well as PURO’s offerings into future hotel, condo and other renovation, upgrade and remodeling projects. Fourth, the Company will look to work with Canon Virginias’ (CVI) extensive field support team to promote the sale of the Companys’ products as well as service capabilities.  Finally, we look to incorporate the PUROAir, PUROHealth and PURONet  (a powerful suite of products used in healthcare that incorporates UV Lighting and a HVAC monitoring software platform) into our IoT integration plans via the Teralumen App across our entire platform connecting all our units, thereby creating a leading smart asset management, reporting, and control system tool that can be incorporated across all enterprises.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers.

●	our ability to offer competitive product pricing.

●	our ability to broaden product offerings.

●	industry demand and competition; and

●	market conditions and our market positions

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Hospitality	Disinfection/ Healthy Building Technologies	Corporate	Total	Hospitality	Disinfection/ Healthy Building Technologies	Corporate	Total
Net Sales	$21,016,762	$19,701,426	$-	$40,718,188	$13,639,370	$6,500,479	$-	$20,139,849
Cost of Goods Sold	17,086,385	15,805,303	-	32,891,688	12,375,645	3,725,910	-	16,101,555
Gross Profit	3,930,377	3,896,123	-	7,826,500	1,263,725	2,774,569	-	4,038,294
Research and development	-	552,220	-	552,220	-	319,167	-	319,167
Loss on impairment of goodwill	-	6,473,310	-	6,473,310	-	6,993,075	-	6,993,075
Selling, General and Administrative	4,729,820	12,512,485	3,127,505	20,369,810	4,351,932	7,680,551	2,771,585	14,804,068
Total Operating expenses	4,729,820	19,538,015	3,127,505	27,395,340	4,351,932	14,992,793	2,771,585	22,116,310
Operating Loss	(799,443)	(15,641,892)	(3,127,505)	(19,568,840)	(3,088,207)	(12,218,224)	(2,771,585)	(18,078,016)
Other Income
Change in Fair Market Value of Warrant Liability	-	-	2,738	2,738	-	-	58,276	58,276
Interest expense	(168,235)	(372,046)	(1,201,695)	(1,741,976)	-	-	(290,341)	(290,341)
Gain on settlement of contingent consideration	-	-	7,045,936	7,045,936	-	-	1,700,000	1,700,000
Loss on change in contingent consideration	-	-	-	-	-	-	(240,000)	(240,000)
Forgiveness of paycheck protection program loan	-	-	-	-	-	-	-	-
Other income (expense)	(6,537)	268,376	796,451	1,058,290	-	-	274,764	274,764
Total Other Income (Expense)	(174,772)	(103,670)	6,643,430	6,364,988	-	-	1,502,699	1,502,699
Loss Before Provision for Income Taxes	(974,215)	(15,745,562)	3,515,925	(13,203,852)	(3,088,207)	(12,218,224)	(1,268,886)	(16,575,317)
Provision for Income Taxes	-	-	-	-	-	-	-	-
Net Loss	$(974,215)	$(15,745,562)	$3,515,925	$(13,203,852)	$(3,088,207)	$(12,218,224)	$(1,268,886)	$(16,575,317)
Non-GAAP Financial Measures
Adjusted EBITDA
Operating Loss	$(799,443)	$(15,641,893)	$(3,127,505)	$(19,568,841)	$(3,088,207)	$(12,218,224)	$(2,771,585)	$(18,078,016)
Depreciation and Amortization	291,923	2,683,021	-	2,974,944	321,973	1,815,868	77,600	2,215,441
Loss on impairment of goodwill	-	6,473,310	-	6,473,310	-	6,993,075	-	6,993,075
Stock based compensation	208,168	114,469	395,912	718,549	194,458	133,012	392,932	720,402
Adjusted EBITDA	$(299,352)	$(6,371,093)	$(2,731,593)	$(9,402,038)	$(2,571,776)	$(3,276,269)	$(2,301,053)	$(8,149,098)

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

Adjusted EBITDA is defined as Operating Profit (Loss), excluding Depreciation and Amortization, and excluding Stock Based Compensation and Loss on Impairment of Goodwill/Intangible Assets. Adjusted EBITDA was a loss of $9.4 million for the year ended December 31, 2023, which was a decrease of $1.3 million as compared to the year ended December 31, 2022. By segment, Hospitality increased $2.2 million primarily due to improved gross profit and higher sales volume; Disinfection/Healthy Building Technologies decreased $3.1 million primarily due to unfavorable product mix; and Corporate decreased $0.4 million primarily due to an increase in legal and professional fees. Refer to detailed explanations below.

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

Net Sales

Net sales of $40.7 million represented an increase of $20.6 million, or 102.5% for the year ended December 31, 2023 as compared to net sales of $20.1 million for the year ended December 31, 2022. This increase was primarily attributable to the Disinfection/Healthy Building Technologies segment, with sales of $19.7 million, representing an increase of $13.2 million or 203.1% as compared to 2022. This was largely due to the revenue synergies from the integration of the acquisitions of Puro Lighting and LED Supply Co. The Hospitality segment had sales of $21.0 million in 2023, which represented an increase of $7.4 million, or 54.4% as compared to 2022 driven mainly by organic growth as a result of the rebound in the markets it serves as hotels have been resuming their scheduled upgrades, remodels, and repairs and maintenance programs.

Gross Profit

Gross profit was $7.8 million, or 19.2% of sales for the year ended December 31, 2023 as compared to $4.0 million, or 20.1% of sales for the year ended December 31, 2022. The increase of $3.8 million is largely due to the increase in the Hospitality segment’s gross profit margins, in addition to the increased sales of the Disinfection/Healthy Building Technologies segment described above. The Hospitality segment’s gross profit as a percentage of sales increased to 18.6%, as compared to 9.6% for the year ended December 31, 2022, largely as a result of the newer projects that the Company entered into and the Company’s continued focus to streamline both their manufacturing and distribution operations across both segments.

Operating Expenses

Selling, General, and Administrative – S,G&A costs were $20.4 million for the year ended December 31, 2023, which represented an increase of $5.6 million as compared to the year ended December 31, 2022. This increase was driven primarily by the acquisitions of Puro Lighting and LED Supply Co. in the Disinfection/Healthy Building Technologies segment in Q1 2023. The Company anticipates efficiency gains in the coming year as the operations have been realigned to further integrate Puro Lighting and LED Supply Co. and leverage cost synergies by eliminating redundant processes and procedures.

Loss on Impairment of Goodwill and Intangibles – In December of 2023, management determined that the performance of Puro Lighting is significantly lower than projected during the business acquisition process. This discrepancy was primarily due to the realization by the Company that a substantial portion of the government funding, which was expected to benefit Puro Lighting, had already been allocated to specific projects. Consequently, Puro Lighting and other enterprises have not been able to fully benefit from the expected government funding; therefore leading to lower-than-anticipated sales projections. The reduction in the sales projections triggered an assessment for impairment which resulted in the Company recording a loss on impairment of Puro Lighting goodwill and intangible assets of $6.5 million and a gain on settlement of contingent consideration of $7.0 million (see Gain on Settlement of Contingent Consideration below). The loss on impairment was comprised of a loss on tradenames of $0.5 million, technology/know-how of $0.8 million, customer relationships of $2.2 million, patented technology of $0.7 million, and loss on goodwill of $2.3 million.

Other Income (Expense)

Gain on Settlement of Contingent Consideration - As a result of the Loss on Impairment described above, there were revisions of certain considerations transferred and the Company and the seller agreed to modify the purchase price terms for both Puro Lighting and LED Supply Co., pursuant to the December 11, 2023 Acquisition Payment Restructuring Agreements (“Restructuring Agreements”) for Puro Lighting and LED Supply Co. (Note 2):

PURO:

(i) The contingent consideration make whole reserve has been reduced to $0.

(ii) Previously issued common stock have been clawed back in exchange for new options.

(iii) The contingent consideration earnout components for both Year 2022 and future periods would be impacted as well.

LED:

While LED's business is not adversely affected by the already allocated government funding, the uncertain economic climate has prompted the seller (now part of the Company's management team) to make concessions on the purchase price. The concessions comprised of the following:

(i) The contingent consideration make whole reserve has been reduced to $0.

(ii) Previously issued common stock have been clawed back in exchange for new options.

(iii) The contingent consideration earnout components for both Year 2022 and future periods would be impacted as well.

The impairment of Puro goodwill and intangible assets of $6.5 million was offset by a net gain on settlement of contingent consideration of $7.0 million. The net gain on settlement of contingent consideration was comprised of an adjustment to the make whole provision of $3.7 million and gain on settlement of the earnout reserve of $3.8 million, offset by a loss of $0.5 million on the exchange of stock options for the clawback of common shares as per the December 11, 2023 Restructuring Agreements (Note 9).

In addition, certain assumed liabilities were reduced in agreement with the sellers which resulted in a gain of $0.3 million, which was recorded as Other Income.

Other Income also includes a gain of $0.8 million as a result of a payoff settlement agreement with Streeterville Capital regarding both Streeterville notes payable (see Note 7).

Net Loss

The Company recorded a net loss of $13.0 million for the year ended December 31, 2023, compared to a net loss of $16.6 million for the year ended December 31, 2022. The decrease of $3.6 million in the net loss was largely due to the increase in gross profit of $3.8 million and the increase in other income of $4.9 million, offset by an increase in S,G&A of $5.6 million.

Liquidity and Capital Resources

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net cash used in operating activities	$(8,217,365)	$(8,736,350)
Net cash used in investing activities	(4,841,612)	(176,280)
Net cash provided by financing activities	11,455,439	2,878,959
Net decrease in cash and cash equivalents	(1,603,538)	(6,033,671)
Cash and cash equivalents at beginning of year	2,734,485	8,768,156
Cash, restricted cash, and cash equivalents at end of year	1,130,947	2,734,485

In the year ended December 31, 2023, net cash used in operating activities decreased $0.5 million to $8.2 million, as compared to $8.7 million in the year ended December 31, 2022.

In the year ended December 31, 2023, net cash used in investing activities was $4.8 million as compared to $0.2 million in the year ended December 31, 2022. The increase of $4.6 million was due primarily to the acquisitions of Puro Lighting and LED Supply Co. made in Q1 2023 (Note 2).

In the year ended December 31, 2023, cash provided by financing activities was $11.5 million as compared to $2.9 million in the year ended December 31, 2022. The major financing activities that provided cash for the year ended December 31, 2023 was cash received from the net proceeds from the June 16, 2023 public offering and the November 14, 2023 public offering (Note 9).

We have incurred substantial operating losses since our inception. As reflected in our consolidated financial statements included in this Annual Report for the year ended December 31, 2023, we had an accumulated deficit of approximately $43.1 million at December 31, 2023, a net loss of approximately $13.2 million, and approximately $8.2 million of net cash used in operating activities for the year ended December 31, 2023. The consolidated financial statements included in this prospectus were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products. As such, it is likely that additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our revenues for the year ended December 31, 2023 were $40.7 million, compared to $20.1 million for the same period in 2022, an increase of $20.6 million, or 102.5%. We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued

In an effort to alleviate these conditions, the Company pursued various funding solutions in order to improve liquidity.

Management believes that the actions already taken, and additional actions that it can take to manage operating expenditures, will enable the Company to meet its obligations for a period of at least one year from the date of issuance of these audited consolidated financial statements.

At the Market Sales Agreement

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement ("ATM") with Maxim Group, LLC for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022 the Company sold 6,438 ATM shares through the sales agent with net proceeds of $929,736. During 2023, an additional 14,546 shares have been sold for net proceeds of $2,246,802, leaving a gross balance of $5,693,833 on the ATM facility. The ATM facility expired July 1, 2023. The shelf registration statement will expire on July 12, 2025.

Pinnacle Note

In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The facility was later amended and increased to $6,000,000 on May 23, 2023. The loan is subject to a maximum advance amount of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $6 million. The loan matures on January 25, 2025. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.

On February 8, 2024, Applied UV, Inc. (the “Company”), SteriLumen, Inc. and MunnWorks, LLC (together with SteriLumen, Inc., the “Subsidiaries”) entered into that certain Business Loan and Security Agreement (the “First Loan Agreement”) with Cedar Advance LLC (the “Lender”).

Pursuant to the First Loan Agreement, the Company borrowed a total of $515,000 from the Lender at an annual interest rate of 29% for a term of a total of 40 weeks (the “First Loan”). In the Event of Default, and if not cured within three (3) business days, the Company will grant to the Lender a continuing interest, subject to the first priority security interest granted to Pinnacle Bank, in and to any and all amounts owing to the Company now or in the future and all other tangible and intangible personal property. In the Event of Default, the Lender may, among other things, debit amounts due from the Company’s checking account and accelerate the total principal amount, including any accrued interest, immediately. In the event of acceleration, interest thereafter will accrue on the total amount due at 24% per annum. The First Loan may be prepaid at any without penalty.

On March 10, 2024, the Company and the Subsidiaries entered into another Business Loan and Security Agreement (the “Second Loan Agreement” and, together with the First Loan Agreement, the “Loan Agreements”) with the Lender.

Pursuant to the Second Loan Agreement, the Company borrowed a total of $772,500 from the Lender at an annual interest rate of 28% for a term of a total of 40 weeks (the “Second Loan”). In the Event of Default, and if not cured within three (3) business days, the Company will grant to the Lender a continuing interest, subject to the first priority security interest granted to Pinnacle Bank, in and to any and all amounts owing to the Company now or in the future and all other tangible and intangible personal property. In the Event of Default, the Lender may, among other things, debit amounts due from the Company’s checking account and accelerate the total principal amount, including any accrued interest, immediately. In the event of acceleration, interest thereafter will accrue on the total amount due at 24% per annum. The Second Loan may be prepaid at any without penalty.

The Loan Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and the Subsidiaries, including, without limitation, restrictions on liens and transfer or disposal of assets. The Company intends to use the net proceeds from the Loan Agreements for general corporate purposes, including working capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Applied UV, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied UV, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Applied UV, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, redeemable preferred stock and changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows. The Company also has an accumulated deficit and a working capital deficiency of approximately $43.1 million and $10.8 million at December 31, 2023, respectively. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its development plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fort Washington, PA

April 16, 2024

Applied UV, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Assets

Current Assets
Cash and cash equivalents	$1,130,947	$2,734,485
Accounts receivable, net of allowance for credit losses	3,895,177	1,508,239
Costs and estimated earnings in excess of billings	3,291,875	1,306,762
Inventory, net	7,170,766	5,508,086
Vendor deposits	451,989	75,548
Prepaid expense and other current assets	1,083,172	1,187,223

Total Current Assets	17,023,926	12,320,343

Property and equipment, net of accumulated depreciation	1,377,273	1,133,468
Other assets	61,500	153,000
Goodwill	14,654,067	3,722,077
Other intangible assets, net of accumulated amortization	22,291,654	11,354,430
Right of use assets	2,977,811	4,044,109

Total Assets	$58,386,231	$32,727,427

Applied UV, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

As of December 31, 2023 and 2022

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$9,157,841	$2,982,760
Contingent consideration	9,757,969	-
Deferred revenue	6,371,570	4,730,299
Due to landlord (Note 2)	302,372	229,234
Warrant liability	7,249	9,987
Financing lease obligations	42,445	33,712
Operating lease liability	1,741,472	1,437,308
Officer loan	200,000	-
Notes payable, net	290,505	2,098,685
Total Current Liabilities	27,871,423	11,521,985
Long-Term Liabilities
Due to landlord - less current portion (Note 2)	90,857	393,230
Notes payable, net - less current portion	4,095,093	765,144
Financing lease obligations - less current portion	133,189	158,070
Operating lease liability - less current portion	1,312,050	2,655,103
Total Long-Term Liabilities	5,631,189	3,971,547

Total Liabilities	33,502,612	15,493,532

Redeemable Preferred Stock
Preferred Stock, Series B Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding as of September 30, 2023 and no shares issued and outstanding as of December 31, 2022	3,712,500	-
Preferred Stock, Series C Cumulative Perpetual, $0.0001 par value, 2,500,000 shares authorized, 399,996 shares issued and outstanding as of September 30, 2023 and no shares issued and outstanding as of December 31, 2022	1,063,989	-
Total Redeemable Preferred Stock	4,776,489	-

Equity
Preferred Stock, Series A Cumulative Perpetual, $0.0001 par value, 1,250,000 shares authorized, 552,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	55	55
Preferred Stock, Series X, $0.0001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Common Stock $0.0001 par value, 26,000,000 shares authorized 1,678,855 shares issued and 1,677,947 outstanding as of December 31, 2023 and 109,411 shares issued and 108,503 outstanding as of December 31, 2022, respectively	168	11
Additional paid-in capital	63,316,938	45,621,027
Treasury stock at cost, 908 shares, as of December 31 2023 and 2022	(149,686)	(149,686)
Accumulated deficit	(43,060,346)	(28,237,513)
Total Equity	20,107,130	17,233,895

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$58,386,231	$32,727,427

The accompanying notes are an integral part of these audited consolidated financial statements

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022
Net Sales	$40,718,188	$20,139,849

Cost of Goods Sold	32,891,688	16,101,555

Gross Profit	7,826,500	4,038,294

Operating Expenses
Research and development	552,220	319,167
Selling general and administrative	20,369,810	14,804,068
Loss on impairment of goodwill and intangible assets	6,473,310	6,993,075
Total Operating Expenses	27,395,340	22,116,310

Operating Loss	(19,568,840)	(18,078,016)

Other Income (Expense)
Change in Fair Market Value of Warrant Liability	2,738	58,276
Interest expense	(1,741,976)	(290,341)
Loss on change in Fair Market Value of Contingent Consideration	-	(240,000)
Gain on Settlement of Contingent Consideration (Note 2)	7,045,936	1,700,000
Other Income	261,840	274,764
Gain on settlement of debt	796,450	-
Total Other Income (Expense)	6,364,988	1,502,699

Loss Before Provision for Income Taxes	(13,203,852)	(16,575,317)

Benefit from Income Taxes	-	-

Net Loss	(13,203,852)	(16,575,317)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(1,618,981)	(1,449,000)
Net Loss attributable to common stockholders	$(14,822,833)	$(18,024,317)

Basic and Diluted Loss Per Common Share	$(40.00)	$(176.64)
Weighted Average Shares Outstanding - basic and diluted	370,571	102,040

The accompanying notes are an integral part of these audited consolidated financial statements

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Redeemable Preferred Stock and Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series A		Preferred Stock Series X		Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders Equity
Balance, January 1, 2022	-	-	-	-	552,000	$55	2,000	$1	102,205	$10	-	$-	$42,878,890	$(10,213,196)	$32,665,760
Settlement of stock in connection with prior acquisition (Note 2)	-	-	-	-	-	-	-	-	(3,200)	-	-	-	-	-	-
Common shares repurchased	-	-	-	-	-	-	-	-	-	-	908	(149,686)	-	-	(149,686)
Reissuance of preferred stock	-	-	-	-	-	-	8,000	-	-	-	-	-	-	-	-
Common stock issued for in public offering (over-allotment), net of costs	-	-	-	-	-	-	-	-	3,200	-	-	-	1,092,000	-	1,092,000
Common stock issued for in public offering (ATM), net of costs	-	-	-	-	-	-	-	-	6,438	1	-	-	929,735	-	929,736
Stock-based compensation	-	-	-	-	-	-	-	-	1,660	-	-	-	720,402	-	720,402
Dividends paid to preferred shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,449,000)	(1,449,000)
Cancellation of restricted stock	-	-	-	-	-	-	-	-	(892)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,575,317)	(16,575,317)
Balance, December 31, 2022	-	-	-	-	552,000	$55	-10,000	$1	109,411	$11	908	$(149,686)	$45,621,027	$(28,237,513)	$17,233,895

Common stock issued in public offering, net of costs	-	-	-	-	-	-	-	-	262,534	27	-	-	9,417,246	-	9,417,273
Common stock issued in public offering (ATM), net of costs	-	-	-	-	-	-	-	-	14,546	1	-	-	2,246,801	-	2,246,802
Common and Preferred stock issued for acquisitions (Note 2) acquisition	1,250,000	3,712,500	399,996	1,063,989	-	-	-	-	31,000	3	-	-	4,029,997	-	4,030,000
Common stock issued in settlement	-	-	-	-	-	-	-	-	2,000	-	-	-	39,000	-	39,000
Common stock issued in connection for conversion of debt	-	-	-	-	-	-	-	-	40,161	4	-	-	767,496	-	767,500
Cancellation of restricted shares per agreement	-	-	-	-	-	-	-	-	(31,002)	(3)	-	-	515,945	-	515,942
Exercise of prefunded warrants	-	-	-	-	-	-	-	-	1,234,468	125	-	-	(125)	-
Stock-based compensation	-	-	-	-	-	-	-	-	15,737	-	-	-	679,551	-	679,551
Dividends paid to preferred shareholder	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,618,981)	(1,618,981)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,203,852)	(13,203,852)
Balance, December 31, 2023	1,250,000	3,712,500	399,996	1,063,989	552,000	$55	10,000	$1	1,678,855	$168	908	$(149,686)	$63,316,938	$(43,060,346)	$20,107,130

The accompanying notes are an integral part of these audited consolidated financial statements

Applied UV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from Operating Activities
Net Loss	$(13,203,852)	$(16,575,317)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	718,549	720,402
Credit losses	439,161	94,714
Gain on settlement of assumed liabilities		-
Change in fair market value of warrant liability	(2,738)	(58,276)
Loss on change in fair market value of contingent consideration (Note 2)	-	240,000
Gain on settlement of debt	(796,450)	-
Gain on settlement of accounts payable	(268,376)	-
Gain on settlement of contingent consideration	(7,045,936)	(1,700,000)
Loss on impairment of goodwill and intangible assets	6,473,310	6,993,075
Change in reserve for Obsolescence in Inventory	451,197	(52,208)
Amortization of right-of-use asset	1,066,298	1,213,949
Depreciation and amortization	2,974,944	1,991,798
Amortization of debt discount	896,297	223,643
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,090,064)	19,850
Cost and estimated earnings excess of billings	(1,451,475)	(1,125,610)
Inventory	1,897,320	(3,633,057)
Vendor deposits	(769)	916,494
Prepaid expenses and other current assets	951,720	(448,680)
Accounts payable and accrued expenses	1,842,003	1,340,655
Billings in excess of costs and earnings on uncompleted contracts	-	(1,388,838)
Deferred revenue	(656,928)	3,941,523

Due to landlord	(372,687)	(279,518)
Operating lease payments	(1,038,889)	(1,170,949)
Net Cash Used in Operating Activities	(8,217,365)	(8,736,350)

Cash Flows From Investing Activities
Cash paid for patent costs	(76,753)	(682)
Purchase of machinery and equipment	(482,888)	(23,017)
Acquisitions, net of cash acquired (Note 2)	(4,115,709)	(10)
Payments on note payable	(166,262)	(152,571)
Net Cash Used in Investing Activities	(4,841,612)	(176,280)

Cash Flows From Financing Activities
Payments on financing leases	(41,379)	(6,591)
Proceeds from officer loan	200,000	-
Shares repurchased	-	(149,686)
Dividends to preferred shareholders	(769,481)	(1,449,000)
Proceeds from equity raises, net	11,625,180	2,021,736
Proceeds from note payable, net	441,119	2,462,500
Net Cash Provided by Financing Activities	11,455,439	2,878,959

Net Decrease in Cash and equivalents	(1,603,538)	(6,033,671)
Cash, restricted cash, and cash equivalents at January 1,	2,734,485	8,768,156
Cash, restricted cash, and cash equivalents at December 31,	$1,130,947	$2,734,485

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$816,265	$57,534
Supplemental Schedule of Non-Cash Financing and Investing Activities
Conversion of debt into common stock	$767,500	$-
Recognition of right of use asset and corresponding liability	$563,315	$3,527,443
Accrued dividends	$849,500	$-
Issuance of Note Payable for payment of prepaid expense	$279,347	$318,833

The accompanying notes are an integral part of these audited consolidated financial statements

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

The Parent was subsequently re-incorporated in the State of Nevada, effective October 25, 2023.

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

On January 26, 2023, we closed on the merger agreement with PURO Lighting LLC and LED Supply Co. LLC along with its operating subsidiaries (“PURO merger”). PURO and LED Supply Co. own a powerful suite of products used in education, government, and healthcare that incorporates UV Lighting and a HVAC monitoring software platform; LED Supply Co. provides design, distribution, and implementation services for lighting, controls and smart building technologies.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these audited consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the audited consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The Company’s revenues continue to increase, and for the year ended December 31, 2023 were $40.7 million, compared to $20.1 million for the same period in 2022, an increase of $20.6 million, or 102.5%. However, the Company has incurred substantial operating losses since our inception. As reflected in the Company’s consolidated financial statements included in this Annual Report for the year ended December 31, 2023, the Company had an accumulated deficit of approximately $43.1 million at December 31, 2023, a net loss of approximately $13.2 million, and approximately $8.2 million of net cash used in operating activities for the year ended December 31, 2023. The consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company anticipates incurring additional losses until such time, if ever, that the Company will be able to effectively market our products. As such, it is likely that additional financing will be needed to fund operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

In connection with the above, the Company pursued various funding solutions in order to improve liquidity.

Principles of Consolidation

The consolidated financial statements include the accounts of Applied UV, Inc., Munnworks, LLC, Sterilumen, Inc., Puro Lighting, LLC, and LED Supply Co. LLC. All significant intercompany transactions and balances are eliminated in consolidation.

Concentration of Credit and Business Risk

At times throughout the year, the Company maintains cash balances at various institutions, which may exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2023 the Company was approximately $850,000 in excess of FDIC insured limits. The Company provides credit in the normal course of business.

For the years ended December 31, 2023 and 2022, the Company had no major suppliers that accounted for over 10% of supplies and materials used by the Company.

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

Cash, Restricted Cash and Cash Equivalents

Cash and equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. As of December 31, 2023 and 2022, the Company had approximately $27,000, respectively, in cash equivalents.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. As of December 31, 2023 and 2022, the Company had credit losses of $439,061 and $94,714, respectively. Included in these losses, based on the Company’s current and historical collection experience, the Company recorded an allowance for credit losses of approximately $333,000 and $35,000 as of December 31, 2023 and 2022, respectively.

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The company had a reserve for inventory approximating $808,000 and $88,000 as of December 31, 2023 and 2022, respectively.

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

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations. During the years ended December 31, 2023 and 2022, we evaluated potential triggering events that might be indicators that our goodwill and definite lived intangibles were impaired. As a result of our evaluation, we determined that the fair value of our goodwill and certain intangible assets were less than the carrying amount as of December 31, 2023 and 2022. This resulted in a total impairment charge of $6,473,310 and $6,993,075, respectively. See Note 2 for further information related to the impairment.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has concluded that there are no such reclassifications required to be made as of and for the periods ended December 31, 2023 and 2022.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

Schedule of Anti-dilutive Securities Excluded from Computation of Loss Per Share:

	As of December 31,
	2023	2022
Common stock options	4,627	8,000
Common stock options issued as per the December 11, 2023 Puro-LED deal restructuring agreement – see Note 2 and Note 9.	490,000
Series B Preferred Stock	1,250,000	-
Series C Preferred Stock	399,996	-
Common stock warrants	419,205	1,539
Total	2,563,828	9,539

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Stock Split

On May 30, 2023, Applied UV, Inc. (the “Company”) filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect a 1-for-5 reverse stock split (the “reverse stock split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment has no effect on the number of authorized shares of Common Stock or their par value. No fractional shares will be issued in connection with the reverse stock split and stockholders will receive cash in lieu of fractional shares.

On December 12, 2023, Applied UV, Inc. (the “Company”) filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a 1-for-25 reverse stock split (the “reverse stock split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and simultaneously decrease the total number of authorized shares of Common Stock at the same ratio as the reverse stock split. The Certificate of Change has no effect on the par value of the Common Stock. No fractional shares were issued in connection with the reverse stock split and stockholders received one share of Common Stock in lieu of a fractional share.

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

For MunnWorks projects completed within the Company’s facilities, the Company designs, manufactures and sells custom mirrors and furniture for the hospitality and retail industries through contractual agreements. These sales require the company to deliver theproducts within three to nine months from commencement of order acceptance. Revenue is recognized using the input method of accounting. Deferred revenue represents amounts billed in excess of revenues recognized. Revenues recognized in excess of amounts billed typically does not occur as the Company will not perform any work in excess of the amount the company bills to its customers. If work is performed in excess of amounts billed, the Company will record an unbilled receivable.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

The company applied the five-step model to the sales of Puro’s disinfection solution, LED’s lighting products, Akida’s and KES’s Airocide™ and misting system products, and SciAir’s whole-room aerosol chamber and laboratory certified air disinfection machines. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company sells Airocide™ air sterilization units, misting systems, and whole-room aerosol chamber and laboratory certified disinfection machines to both consumer and commercial customers. These products are sold both domestically and internationally. The cycle from contract inception to shipment of products is typically one day to three months. The Company’s contracts for both its consumer and commercial customers each contain a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. As a result, the entire transaction price is allocated to this single performance obligation. The Company recognizes revenues at a point in time when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product by the Company or upon customer pick-up via third party common carrier.

Revenue recognized over time and revenue recognized at a point in time for the years ended:

Schedule of revenue:

	December 31,
	2023	2022
Recognized over time	$14,934,031	$9,419,117
Recognized at a point in time	25,784,157	10,720,732
	$40,718,188	$20,139,849

Deferred revenue was comprised of the following as of:

	December 31,	December 31,
	2023	2022
Recognized over time	$2,935,269	$3,581,195
Recognized at a point in time	3,436,301	1,149,104
	$6,371,570	$4,730,299

Deferred revenue amounting to $4,714,686 as of December 31, 2022 was recognized as revenue during the year ended December 31, 2023.

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $1,138,697 and $821,448 for the years ended December 31, 2023 and 2022, respectively.

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the consolidated statements of operations. Advertising expense for the years ended December 31, 2023 and 2022 was $661,833 and $1,109,207, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Vendor deposits

Vendor payments to third manufactures are capitalized until completion of the project and are recorded as vendor deposits. As of December 31, 2023 and 2022, the vendor deposit balance was $451,989 and $75,548, respectively.

Patent Costs

The Company capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining and maintaining patents. The Company amortizes patent costs over the useful life of the patent which is typically 20 years, beginning with the date the patent is filed with the U.S. Patent and Trademark Office, or foreign equivalent. As of December 31, 2023 and 2022, capitalized patent costs net of accumulated amortization was $1,445,650 and $1,593,741, respectively. For the years ended December 31, 2023 and 2022, the Company recorded $184,045 and $100,065, respectively, of amortization expense for these patents.

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

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its consolidated financial statements.

NOTE 2 – BUSINESS ACQUISITION

The Company accounted for the acquisitions as a business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company years ended December 31, 2023 and 2022. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

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

In connection with the VisionMark LLC acquisition, the Company is obligated to repay $31,057 of past due lease payments per month for the next 36 months commencing on April 1, 2022. The Company recognized a discount and related liability equal to the present value of the past due lease liability, and amortizes the difference between such present value and the liability through interest expense using a rate of 38.7% as per the effective interest rate method over the repayment period. Amortization of discount included in interest expenses was $143,453 and $146,073 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the future maturity of the lease liability as of December 31, is as follows:

Years Ended December 31,
2024	372,688
2025	93,172
Total	465,860
Less: Unamortized discount	(72,631)
Total amount due to landlord	393,229
Less: current portion of amount due to landlord, net of discount	(302,372)
Total long-term portion of amount due to landlord	$90,857

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (Continued)

On January 26, 2023, the Company entered into an asset purchase agreement by the Company (the “Buyer”) and PURO Lighting, LLC, (the “Seller”) a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stock of the buyer. The Company paid or issued, as applicable (i) 19,978 shares of the Company’s common stock, (ii) 251,108 shares of the Company’s 5% Series C Cumulative Perpetual Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”) (iii) cash of $3,828,702 and (iv) 1,250,000 shares of the Company’s 2% Series B Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”). In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the PURO Merger Agreement.

The purchase price and purchase price allocation as of the acquisition completion date follows, which includes an adjustment for changes during the measurement period of ($332,357) in contingent consideration – earnout, resulting in a corresponding reduction in goodwill.

Purchase Price:
Cash paid at closing, net of cash acquired	$3,828,967
Common stock	2,597,111
Series B Preferred Stock	3,712,500
Series C Preferred Stock	667,947
Contingent consideration-Common Stock True Up***	2,397,334
Contingent consideration-Earnout	3,713,875
Total Purchase Price, net of cash acquired	16,917,734

Assets Acquired:
Accounts receivable, net	274,574
Inventory	2,085,912
Other current assets	415,188
Fixed assets, net	5,075
Tradenames/trademarks	1,228,000
Technology/know-how/trade secrets	1,842,000
Patented technology	1,710,000
Customer relationships	4,705,000
Total Assets Acquired:	12,265,749

Liabilities Assumed:
Accounts payable and accrued expenses	(936,448)
Deferred revenue	(18,482)
Total Liabilities Assumed	(954,930)
Net Assets Acquired	11,310,819
Excess Purchase Price “Goodwill”	$5,606,915

***	Represents the difference in fair value of common stock on the date of acquisition versus agreed upon $2 per share (“Make Whole”). In the event any PURO Equityholder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such PURO Equityholder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such PURO Equityholder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price).

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (Continued)

The excess purchase price has been recorded as goodwill in the amount of approximately $5,606,915. The goodwill is not amortizable for tax purposes.

On January 26, 2023, the Company entered into an asset purchase agreement by the Company (the “Buyer”) and LED Supply Co, LLC, (the “Seller”), a limited liability company under the laws of the State of Colorado, pursuant to which the Purchaser acquired substantially all of the assets of the Seller in exchange for cash, common stock and preferred stocks of the buyer. The Company paid or issued, as applicable (i) 11,023 shares of the Company’s common stock; (ii) 148,888 shares of Series C Preferred Stock; and (iii) cash of $286,742. In addition, the seller has the right to receive earnout payments subject to certain conditions, including achieving certain revenue targets and gross profit margins and payable as set forth in the LED Merger Agreement.

The purchase price and purchase price allocation as of the acquisition completion date follows, which includes an adjustment for changes during the measurement period of ($723,468) in contingent consideration – earnout and ($126,000) in assets acquired - customer relationships, resulting in a corresponding reduction in goodwill of ($597,468).

Purchase Price:
Cash paid at closing	$286,742
Common stock	1,432,889
Series C Preferred Stock	396,042
Contingent considerations-Common Stock True Up***	1,322,665
Contingent considerations-Earnout	9,885,974
Total Purchase Price, net of cash acquired	13,324,312
Assets Acquired:
Accounts receivable, net	1,461,461
Inventory	1,925,285
Other current assets	36,815
Vendor deposits	375,672
Costs and estimated earnings in excess of billings	533,638
Fixed assets, net	106,330
Trademarks/tradenames	1,806,000
Technology/know-how/trade secrets	1,169,193
Vendor relationships	1,416,000
Rebate program	1,894,703
Customer relationships	1,962,000
Other non-current assets	24,819
Total Assets Acquired:	12,711,916
Liabilities Assumed:
Accounts payable	(2,854,509)
Deferred revenue	(2,279,616)
Notes payable	(1,778,666)
Financing lease liability	(25,231)
Total Liabilities Assumed	(6,938,022)
Net Assets Acquired	5,773,894
Excess Purchase Price “Goodwill”	$7,550,418

***	The amount represents the difference in fair value of common stock on the date of acquisition versus the agreed upon $2 per share (“Make Whole”). In the event any LED Equityholder sells any shares of Common Stock obtained pursuant to the terms of the Agreement through a registered broker/dealer on or after the first anniversary of the Closing Date for a price per share of the Common Stock less than $2.00 (the “Sale Price”), Parent will pay to such LED Equityholder within ten (10) Business Days following the consummation of such sale to an account designated in writing by such LED Equityholder an amount equal to (a) (i) $2.00 less (ii) the Sale Price, multiplied by (b) the number of shares of Common Stock sold in such sale (the “Make Whole Amount”). The Make Whole Amount payment shall be 50% in cash and 50% in shares of Common Stock (with the number of shares of Common Stock to be issued determined based on a price per share equal to 90% of the Sale Price).

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 2 – BUSINESS ACQUISITION (Continued)

The excess purchase price has been recorded as goodwill in the amount of approximately $7,550,418. The goodwill is not amortizable for tax purposes.

Make Whole Revision and Impairment on Intangibles

In December of 2023, management determined that the revenues of PURO are significantly lower than projected during the business acquisition process. This discrepancy was primarily due to the realization that a substantial portion of the anticipated announced government funding, which was expected to benefit PURO had already been allocated to specific projects. Consequently, PURO and other enterprises have not been able to fully benefit from the expected government funding; therefore leading to lower-than-anticipated sales projections.

Revisions of certain considerations transferred as per the December 11, 2023 Restructuring Agreements: In light of the revised business projections, the Company and the seller have agreed to modify the purchase price terms for both PURO and LED:

PURO:

(i)	The contingent consideration make-whole reserve has been reduced to $0.

(ii)	Previously issued common stock have been clawed back in exchange for new options to be issued in January 2024.

(iii)	The contingent consideration earnout components for both Year 2022 and Years 2023-2025 would be impacted as well.

LED:

While LED’s business is not adversely affected by the already allocated government funding, the uncertain economic climate has prompted the seller (now part of the Company’s management team) to make concessions on the purchase price. The concessions comprised of the following:

(i)	The contingent consideration make-whole reserve has been reduced to $0.

(ii)	Previously issued common stock have been clawed back in exchange for new options to be issued in January 2024.

(iii)	The contingent consideration earnout components for both Year 2022 and Years 2023-2025 would be impacted as well.

The reduction in purchase price triggered an assessment for impairment which resulted in the Company recording a loss on impairment of PURO goodwill and intangible assets of $6,473,310 and a gain on settlement of contingent consideration of $7,045,936.

The loss on impairment of goodwill and intangibles was comprised of the following:

December 31,
2023
Tradenames	$473,415
Technology/know-how	817,122
Customer relationships	2,221,410
Patented technology	736,020
Goodwill	2,225,343
$6,473,310

The gain on settlement of contingent consideration was comprised of the following:

December 31,
2023
Gain on Make-Whole Provision Adjustment	$3,719,997
Gain on Settlement of 2022 Earnout Reserve	751,867
Gain on Adjustment of 2023-2025 Earnout Reserves	3,090,014
Sub-total	7,561,878

Loss on Exchange of Stock Options for Common Shares clawed-back	(515,942)
Total	$7,045,936

In addition, certain assumed liabilities were reduced in agreement with the sellers which resulted in a gain of $268,376.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	December 31,	December 31,
	2023	2022
Raw materials	$3,433,320	$3,485,040
Finished goods	4,545,653	2,110,838
Inventory at cost	$7,978,973	$5,595,878
Less: Reserve	(808,207)	(87,792)
Inventory	$7,170,766	$5,508,086

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment (including machinery and equipment under capital leases) are summarized by major classifications as follows:

	December 31,	December 31,
	2023	2022
Machinery and Equipment	$1,619,343	$1,266,189
Leasehold improvements	239,864	67,549
Furniture and Fixtures	274,326	203,256
	2,133,533	1,536,994
Less: Accumulated Depreciation	(756,260)	(403,526)
	$1,377,273	$1,133,468

Depreciation expense, including amortization of assets under financing leases, for the year ended December 31, 2023 and 2022 was $350,486 and $223,862, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2023 and 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Intangible assets subject to amortization
Customer Relationships	$6,101,188	$1,655,598
Tradenames/trademarks	4,769,115	2,208,530
Patented technology	2,740,704	1,730,771
Technology/know-how/trade secrets	10,575,871	8,341,000
Vendor relationships	1,416,000	-
Rebate program	1,894,703	-
	27,497,581	13,935,899
Less: Accumulated Amortization	(5,205,927)	(2,581,469)
	$22,291,654	$11,354,430

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS (continued)

As of December 31, 2023 and 2022, the Company recorded total amortization expense related to intangible assets of $2,624,458 and $1,767,936, respectively. The useful lives of tradenames ranges from 5 to 10 years, technology is 10 years, customer relationships ranges from 7 to 14 years, and patents range from 17 to 20 years.

The Company also recorded an impairment of PURO goodwill and intangible assets of $6,805,667 (Note 2).

Future amortization of intangible assets are as follows:

For the years ending December 31,
2024	$2,568,150
2025	2,568,150
2026	2,550,641
2027	2,493,363
Thereafter	12,111,350
$22,291,654

NOTE 6 – FINANCING LEASE OBLIGATION

The Company’s future minimum principal and interest payments under a financing lease for machinery and equipment are as follows:

2024	$63,944
2025	63,944
2026	49,260
2027	36,109
Total lease payments	213,257
Less: Amount representing interest	(37,623)
Present value of future minimum lease payments	175,634
Less: current portion	(42,445)
Financing lease obligations, net of current	$133,189

NOTE 7 – NOTES PAYABLE

As of December 31, 2023 and 2022, the Company had the following notes payable outstanding:

	December 31,	December 31,
	2023	2022

Loan Agreement	$157,500	$157,500
Streeterville Notes	-	2,807,500
Directors and Officers Liability Insurance Agreement	133,005	166,262
Pinnacle Note	4,095,093	-
Total	4,385,598	3,131,262
Less: Unamortized debt discount	-	267,433
Total notes payable	4,385,598	2,863,829
Notes payable, current	(290,505)	(2,098,685)
Notes payable, non current	$4,095,093	$765,144

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Minimum obligations under these loan agreement are as follows:

2024	$290,505
2025	4,095,093
$4,385,598

Loan Agreement

The Company entered into a loan agreement in April of 2019 where the company was required to pay $157,500 in five payments in the amount of $30,000 per year, with an additional $7,500, representing interest, in year two to a loan holder. As of December 31, 2023, the Company has an outstanding balance of $157,500, and no payments have been made as of December 31, 2023.

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

On May 1, 2023, the Company paid an amendment fee of $65,000 which was added to principal and recorded as a debt discount. The amendment was to extend the required principal payments to September of 2023. In May of 2023, the noteholder converted $217,500 of principal in exchange for 4,405 common shares. In August of 2023, the noteholders converted an additional $250,000 of principal in exchange for 16,559 common shares.

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

On November 15, 2023, the book value of the loan of $2,453,662 was settled in full for $2,125,000 using the proceeds received from an equity offering that took place in December of 2023. Refer to Note 9 of the financial statements for further detail of the equity offering. The net amount of $328,662 was recorded to gain on settlement of debt.

Interest expense recorded in the accompanying Statements of Operations by the Company was $187,323 and $53,301 for the years ended December 31, 2023 and 2022, respectively.

Streeterville Note #2

Debt discount recognized during 2023 related to the note amounts to $344,500 and is being amortized using the effective interest method over the term of the note. The effective interest rate of the note is 22.63%. The Company paid an amendment fee in May of 2023 of $35,000 which was added to debt discount. In August of 2023, the noteholders converted $266,746 of principal and $33,254 of accrued interest in exchange for 19,197 common shares.

On November 15, 2023, the book value of the loan of $2,592,788 was settled in full for $2,125,000 using the proceeds received from an equity offering that took place in December of 2023. Refer to Note 9 of the financial statements for further detail of the equity offering. The net amount of $467,788 was recorded to gain on settlement of debt.

Interest expense recorded in the accompanying Statements of Operations by the Company was $175,767 and $- for the years ended December 31, 2023 and 2022, respectively.

Directors and Officers Liability Insurance Agreement

On August 28, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $318,833. Under the terms of the agreement, the Company made a down payment of $41,730, with the remaining balance financed over the remaining term at an annual percentage rate of 5.05%. Beginning in September 2022, the Company is making 10 monthly payments of $27,710, with the last payment made in June 2023. As of years ended, December 31, 2023 and 2022, the outstanding balance on the note payable was $0 and $166,262. respectively.

On August 28, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $279,347. Under the terms of the agreement, the Company made a down payment of $42,115, with the remaining balance financed over the remaining term at an annual percentage rate of 6.28%. Beginning in September 2023, the Company is making 10 monthly payments of $24,411, with the last payment made in June 2024. At December 31, 2023 the outstanding balance on the note payable was $133,005.

Interest expense for the years ended December 31, 2023 and 2022 were immaterial to the consolidated financial statements.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 7 – NOTES PAYABLE (continued)

Pinnacle Note

In December 2022, the Company entered into a Loan and Security Agreement, or (the “Loan Agreement”), with Pinnacle Bank, which provides for a $5,000,000 secured revolving credit facility (the “Loan Facility”). The facility was later amended and increased to $6,000,000 on May 23, 2023. The loan is subject to a maximum advance amount of up to 85% of net face amount of eligible accounts, plus the lessor a) of the sum of 20% of the aggregate eligible inventory value of raw materials and 35% of the aggregate eligible inventory value of finished goods, b) $1 million, c) 80% of the net orderly liquidation value of raw materials and finished goods, or d) 100% of the aggregate outstanding principal amount of advances. In no event shall the aggregate amount of the outstanding advances under the Loan Facility be greater than $6 million. The loan matures on January 25, 2025. The principal amount of outstanding revolving loan, together with accrued and unpaid interest, is due on the maturity date.

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

There was a $4,095,093 outstanding balance under the Loan Facility as of December 31, 2023 which has all been classified as long term. Interest expense recorded in the accompanying Statements of Operations by the Company was $506,424 and $-0- for the years ended December 31, 2023 and 2022, respectively.

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2023 and 2022:

	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	As of December 31, 2022
Assets
Money market funds	$26,828	$26,828	$26,828	$-	$-
Total assets	$26,828	$26,828	$26,828	$-	$-
Liabilities
Contingent consideration	$-	$-	$-	$-	$-
Warrant liability	9,987	9,987	-	-	9,987
Total liabilities	$9,987	$9,987	$-	$-	$9,987

	As of December 31, 2023
Assets
Money market funds	$27,153	$27,153	$27,153	$-	$-
Total assets	$27,153	$27,153	$27,153	$-	$-
Liabilities
Contingent consideration	$9,757,969	$9,757,969	$-	$-	$9,757,969
Warrant liability	7,249	7,249	-	-	7,249
Total liabilities	$9,765,218	$9,765,218	$-	$-	$9,765,218

The carrying amounts of accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2023 and 2022 because of the relatively short maturity of these instruments. There were no other level 3 or level 1 assets or liabilities as if December 31, 2023.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 8 – FAIR VALUE MEASUREMENTS (continued)

Money market funds – Cash equivalents of $27,153 and $26,828 as of December 31, 2023 and 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Contingent consideration – As a result of the merger transaction, the company assumed an Earn-out liability, which is remeasured each reporting period. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs. The Earn-out liability was accounted for as a liability as of the date of the merger transaction and will be remeasured to fair value until the Earnout Triggering Events are met.

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

In connection with the acquisitions of SciAir, KES, and Akida during 2021 and VisionMark in 2022, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

NOTE 9 – STOCKHOLDERS’ EQUITY

At the Market Sales Agreement

On July 1, 2022, the Company filed a $50,000,000 mixed use shelf registration (Form S-3) and entered into an At The Market sales agreement (“ATM”) with Maxim Group, LLC for a total of $9,000,000, as a readily available source of funding if needed. During the year ended December 31, 2022 the Company sold 6,438 ATM shares through the sales agent with net proceeds of $929,736. During 2023, an additional 14,546 shares have been sold for net proceeds of $2,246,802, leaving a gross balance of $5,693,833 on the ATM facility. The ATM facility expired July 1, 2023. The shelf registration statement will expire on July 12, 2025.

Reverse Stock Split

May 31, 2023

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Reverse Stock Split (continued)

The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market when the market opened on May 31, 2023. The trading symbol for the Common Stock will remain “AUVI.” The Common Stock was assigned a new CUSIP number (03828V402) following the reverse stock split. The Company has adjusted the number of shares available for future grant under its equity incentive plan as well as the number of outstanding awards, the exercise price per share of outstanding stock options and other terms of outstanding awards issued to reflect the effects of the reverse stock split.

December 12, 2023

Applied UV, Inc. (the “Company”) filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a 1-for-25 reverse stock split (the “reverse stock split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), on December 12, 2023, and simultaneously decrease the total number of authorized shares of Common Stock at the same ratio as the reverse stock split. The Certificate of Change has no effect on the par value of the Common Stock. No fractional shares were issued in connection with the reverse stock split and stockholders received one share of Common Stock in lieu of a fractional share.

The Common Stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market when the market opened on December 12, 2023. The trading symbol for the Common Stock remains “AUVI.” The Common Stock was assigned a new CUSIP number (037988300) following the reverse stock split.

All historical share and per share amounts in these financial statements have been retroactively adjusted to reflect both of the reverse stock splits.

June Public Offering

On June 16, 2023, the Company entered into an underwriting agreement, pursuant to which the Company agreed to sell to the Underwriters, an aggregate of (i) 189,200 shares of its common stock, at a public offering price of $1.00 per share and (ii) pre-funded warrants to purchase 10,800 shares of Common Stock at a price of $1 per share, minus $0.001. In addition, the Company granted the Underwriters a 45 day over allotment option to purchase up to an additional 30,000 shares of Common Stock at the public offering price per security, less underwriting discounts, and commissions, of which was 8,000 shares were purchased. The net proceeds to the Company from the Offering were $4,383,997, after deducting underwriting discounts and commissions and the payment of other offering expenses associated with the Offering that were payable by the Company. Each pre-funded warrant is exercisable for one share of our common stock, with an exercise price equal to $0.001 per share, at any time that the pre-funded warrant is outstanding. There is no expiration date for the pre-funded warrants. The holder of a pre-funded warrant will not be deemed a holder of our underlying common stock until the pre-funded warrant is exercised.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

November Public Offering

On November 14, 2023, the Company closed a public offering, selling 1,706,667 units at $3.75 each. Each Unit consisted of (i) either a share of common stock or a pre-funded warrant to purchase one share of common stock, (ii) 1/10th of a Series A warrant, and (iii) 1/10th of a Series B warrant. The total number of shares and pre-funded warrants issued were 65,334 and 1,641,333, respectively. Following the adjustments made to the strike price and number of shares underlying the Series A and Series B warrants, the total number of shares underlying the Series A warrants and Series B warrants is 4,191.858 and 8,383,707, respectively. In addition, the Company granted the underwriter a 45-day over-allotment option to purchase up to 256,000 shares of Common Stock and/or 256,000 pre-funded warrants and/or 25,600 Series A warrants and/or 25,600 Series B warrants. On November 16, 2023, the underwriter partially exercised its over-allotment option with respect to 12,079 pre-funded warrants. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.00001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full at an exercise price equal to $0.00025 per share. The Series A warrants and Series B warrants are exercisable at an exercise price of $1.58 per share of common stock and expire five years from the closing date of the offering. Note that the strike prices of the Series A warrants and Series B warrants were adjusted pursuant to the Share Combination Event Adjustment clauses in the Series A warrants and Series B warrants.”

The net proceeds to the Company from the Offering were $5,033,276, after deducting underwriting discounts and commissions and the payment of other offering expenses associated with the Offering that were payable by the Company. A portion of the proceeds were used to payoff the net book value of the Streeterville notes in full in the amount of $4,250,000.

Amendment of the Certificate of Designation

On July 11, 2022, the Board of Directors approved the reissuance of 8,000 shares of the Company’s Series X Super Voting Preferred Shares, which represent the remainder of the designated but unissued shares of Super Voting Preferred Stock.

On March 9, 2022, the Board of Directors approved a resolution that authorized the senior management of the Company to purchase up to and limited to one million shares of common stock between March 10, 2022 and September 30, 2022. As of December 31, 2023, the Company has a total 908 of treasury shares.

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

Preferred Stock, Series B Cumulative Perpetual (continued)

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

The Company previously paid a monthly cash dividend of $0.21875 per share on the Series A Preferred Stock having a record date of June 2, 2023, a quarterly cash dividend of $0.03 per share on the Series B Preferred Stock having a record date of March 31, 2023, and a quarterly cash dividend of $0.0625 on the Series C Preferred Stock having a record date of March 31, 2023. At December 31, 2023, the Company has accrued dividends payable of $849,500.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2022	5,155	$888.75	$-	9.95	$-
Options granted	5,112	207.50	207.50	10.00	-
Options forfeited	(2,267)	877.50	-	-	-
Options exercised	-	-	-	-	-
Balances, December 31, 2022	8,000	$451.25	$-	9.03	$-
Options granted	3,840	250.00	109.35	10.00	-
Options forfeited	(7,214)	253.45	-	-	-
Options exercised	-	-	-	-	-
Balances, December 31, 2023	4,626	$543.01	$-	8.04	$-
Vested and Exercisable	4,626	$543.01	$-	$-	$-

Share-based compensation expense for options totaling $554,026 and $567,194 was recognized for the years ended December 31, 2023 and 2022, respectively, based on requisite service periods.

The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options.

Exchange of Stock Options for the claw-back of Common Shares and Settlement of the 2022 Earnout

Pursuant to the December 11, 2023 Restructuring Agreements with the sellers of Puro Lighting and LED Supply Co., the Company issued a total of 490,000 options to purchase common stock; 380,000 in exchange for the cancellation of the Company’s common stock previously issued as per the respective Merger Agreements, and 110,000 for settlement of the 2022 contingent earnout liability (Note 2). The options have a 5-year life with immediate vesting and an exercise price of $1.81.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Exchange of Stock Options for the claw-back of Common Shares and Settlement of the 2022 Earnout (continued)

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

As of December 31, 2023, there was no unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.

The weighted average fair value of options granted, and the assumptions used in the Black-Scholes model during the years ended December 31, 2023 and 2022 are set forth in the table below.

	2023	2022
Dividend Yield	0%	0%
Volatility	90.27% to 91.01%	78.95% – 92.96%
Risk-Free Rate	3.53% to 3.60%	1.26% – 3.46%
Expected Life (in years)	5.83–6.06	5.31 – 6.08

Common Stock Warrants

A summary of the Company’s warrant activity and related information follows:

	Number of Shares	Weighted-Average Exercise Price
Balances, January 1, 2022	1,539	$730.00
Granted	-	-
Exercised	-	-
Balances, December 31, 2022	1,539	$730.00
Balances, January 1, 2023	1,539	$730.00
Granted- Prefunded warrants	1,652,134	0.00025
Exercised- Prefunded warrants	(1,234,468)	0.00025
Granted – A & B warrants	12,575,565	1.58
Exercised – A & B Warrants	-	1.58

Balances, December 31, 2023	12,994,770	$1.62
Vested	12,994,770	$1.62

The total number of shares underlying the Series A warrants and Series B warrants is 4,191.858 and 8,383,707, respectively, with an exercise price of $1.58 per share.

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Awards (continued)

The following table presents the restricted stock units activity from January 1, 2022 through December 31, 2023

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2022	2,340	$588.75
Granted and unvested	1,660	262.50
Vested	(808)	485.00
Forfeited/Cancelled	(2,492)	$556.25
Unvested shares at December 31, 2022	700	$297.50
Granted and unvested	440	126.25
Vested	(373)	353.75
Forfeited/Cancelled	(120)	145.00
Unvested shares, December 31, 2023	647	$-
Vested as of December 31, 2023	2,827	$571.25

Upon vesting, the restricted stock units are converted to common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

In connection with the grant of restricted shares, the Company recognized $121,225 and $153,208 of compensation expense within its statements of operations for the years ended December 31, 2023 and 2022, respectively.

On August 11, 2023, the Company issued 2,000 shares of common stock at $19.50/share, or a total of $39,000, as compensation per a settlement agreement with Maxim Group, LLC.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 10 – LEASING ARRANGEMENTS

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

On April 1, 2022, the Company entered into a lease agreement in Brooklyn, New York for office and production space that commenced on April 1, 2022 and will expire on June 1, 2023, with a rate ranging from $94,529 to $103,295 per month. On December 31, 2022, the Company exercised its option to renew the first renewal term, commencing on July 1, 2023 and ending on June 30, 2025. As a result of the extension of the lease, the Company recorded an additional $2,146,785 of ROU asset and liability on the balance sheet on December 31, 2023.

On January 26, 2023, the Company entered into a lease agreement in Lakewood, Colorado for office and production space that commenced on January 27, 2023 and will expire on January 27, 2026, with a rate ranging from $17,000 to $18,387 per month.

Rent expense for the years ended December 31, 2023 and 2022 was $1,903,318 and $1,375,848, respectively.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 10 – LEASING ARRANGEMENTS (continued)

Schedule maturities of operating lease liabilities outstanding as of December 31, 2023 are as follows:

Years Ending:
2024	1,914,173
2025	1,190,213
2026	174,900
Total lease payments	3,279,286
Less: Imputed Interest	(225,764)
Present value of future minimum lease payments	$3,053,522

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

NOTE 11 – OFFICER LOAN

In December of 2023, an officer of the Company loaned $200,000 to the Company. The loan payable is due on demand, is unsecured, and is non-interest bearing. As of December 31, 2023, the outstanding balance remained at $200,000.

NOTE 12 – PAYROLL PROTECTION PROGRAM

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

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 13 – INCOME TAXES

The provision for federal and state income taxes for the years ended is as follows:

	2023	2022
Current provision:
Federal	$-	$-
State	-	-
Deferred provision (benefit):
Federal	-	-
State	-	-
Total Deferred	-	-
Total provision for income taxes	$-	$-

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2023	2022
Deferred tax assets:
Net operating loss	$4,803,000	$3,170,457
Fixed assets	(98,000)	(51,573)
Lease	18,000	52,340
Loss on contingency	(218,000)	(193,398)
Intangible assets	(1,630,000)	1,663,044
Research and Development	178,000	64,189
Stock based compensation	2,000	95,908
Donations	5,000	-
Accrual to cash conversion	2,578,000	1,099,403
Total	5,638,000	5,900,370
Valuation allowance	(5,638,000)	(5,900,370)
Net	$-	$-

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

Effective tax rates differ from the federal statutory rate of 21% applied to income before provision for income taxes due to the following:

	2023	2022
Federal statutory rate times financial statement income	$(2,580,406)	$(3,551,627)
Permanent tax basis differences	(987,636)	(2,268)
Deferred true up	352,315	159,849
State taxes, net	(498,676)	(158,480)
Change in Valuation allowance	(675,416)	3,519,246
Intangibles acquired	4,433,135	-
Other	(43,316)	33,280
Total provision for income taxes	$-	$-

The Company has available net operating loss approximately $28,790,347 for tax purposes to offset future taxable income. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2019 through 2022 remain open to examination by federal agencies and other jurisdictions in which it operates.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 14 – SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has three reportable segments: the design, manufacture, assembly and distribution of a suite of air (fixed and mobile) and surface disinfecting systems for use in healthcare, hospitality, food, wine, and commercial municipal and residential markets (Disinfectant segment); the manufacture of fine mirrors and custom furniture specifically for the hospitality and retail industries (Hospitality segment); and the Corporate segment, which includes expenses primarily related to corporate governance, such as board fees, legal expenses, audit fees, executive management, and listing costs. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, segment selling, general and administrative expenses, research and development costs and stock-based compensation. It does not include other charges (income), or interest.

	Hospitality	Disinfectant	Corporate	Total
Balance sheet at December 31, 2023
Assets	$11,038,438	$12,029,837	$35,317,956	$58,386,231
Liabilities	10,579,244	9,326,715	13,596,653	33,502,612

Balance sheet at December 31, 2022
Assets	$9,638,828	$19,831,097	$3,257,502	$32,727,427
Liabilities	10,666,643	1,545,217	3,281,672	15,493,532

	Hospitality	Disinfectant	Corporate	Total
Income Statement for the year ended December 31, 2023
Net Sales	$21,016,762	$19,701,426	$-	$40,718,188
Cost of Goods Sold	17,086,385	15,805,303	-	32,891,688
Research and development	-	552,220	-	552,220
Loss on impairment of goodwill and intangibles	-	6,473,310	-	6,473,310
Selling, General and Administrative expenses	4,729,820	12,512,485	3,127,505	20,369,810

Income Statement for the year ended December 31, 2022
Net Sales	$13,639,370	$6,500,479	$-	$20,139,849
Cost of Goods Sold	12,375,645	3,725,910	-	16,101,555
Research and development	-	319,167	-	319,167
Loss on impairment of goodwill and intangibles	-	6,993,075	-	6,993,075
Selling, General and Administrative expenses	4,351,932	7,680,551	2,771,585	14,804,068

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 15 – PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the years ended December 31, 2023 and 2022 as though the company acquired Akida, KES, Visionmark, SciAir, PURO, and LED (the “Acquired Companies”) on January 1, 2022 is set forth below.

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Net Sales	$41,429,708	$40,796,175
Net Loss	(13,550,570)	(18,999,098)

Net Loss attributable to common stockholders:
Dividends to preferred shareholders	(1,618,981)	(1,449,000)
Net Loss attributable to common stockholders	(15,169,551)	(20,448,098)
Basic and Diluted Loss Per Common Share	$(40.69)	$(153.70)
Weighted Average Shares Outstanding - basic and diluted	372,779	133,040

NOTE 16 – SUBSEQUENT EVENTS

On January 16, 2024, the Company filed a certificate of Amendment with the state of Nevada to increase the number of authorized common shares to 150,000,000.

On February 8, 2024, Applied UV, Inc. (the “Company”), SteriLumen, Inc. and MunnWorks, LLC (together with SteriLumen, Inc., the “Subsidiaries”) entered into that certain Business Loan and Security Agreement (the “First Loan Agreement”) with Cedar Advance LLC (the “Lender”).

Pursuant to the First Loan Agreement, the Company borrowed a total of $515,000 from the Lender at an annual interest rate of 29% for a term of a total of 40 weeks (the “First Loan”). In the Event of Default, and if not cured within three (3) business days, the Company will grant to the Lender a continuing interest, subject to the first priority security interest granted to Pinnacle Bank, in and to any and all amounts owing to the Company now or in the future and all other tangible and intangible personal property. In the Event of Default, the Lender may, among other things, debit amounts due from the Company’s checking account and accelerate the total principal amount, including any accrued interest, immediately. In the event of acceleration, interest thereafter will accrue on the total amount due at 24% per annum. The First Loan may be prepaid at any without penalty.

Applied UV, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS (continued)

On March 10, 2024, the Company and the Subsidiaries entered into another Business Loan and Security Agreement (the “Second Loan Agreement” and, together with the First Loan Agreement, the “Loan Agreements”) with the Lender.

Pursuant to the Second Loan Agreement, the Company borrowed a total of $772,500 from the Lender at an annual interest rate of 28% for a term of a total of 40 weeks (the “Second Loan”). In the Event of Default, and if not cured within three (3) business days, the Company will grant to the Lender a continuing interest, subject to the first priority security interest granted to Pinnacle Bank, in and to any and all amounts owing to the Company now or in the future and all other tangible and intangible personal property. In the Event of Default, the Lender may, among other things, debit amounts due from the Company’s checking account and accelerate the total principal amount, including any accrued interest, immediately. In the event of acceleration, interest thereafter will accrue on the total amount due at 24% per annum. The Second Loan may be prepaid at any without penalty.

The Loan Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and the Subsidiaries, including, without limitation, restrictions on liens and transfer or disposal of assets. The Company intends to use the net proceeds from the Loan Agreements for general corporate purposes, including working capital.

Pursuant to the terms of the November 2023 Offering (Note 9), from January 1, 2024 through April 16, 2024, 840,627 Series A warrants and 86,363 Series B warrants have been exercised for a total of 926,990 shares at an exercise price of $1.58 for a total of $1,464,644. Additionally, during this same time period, a total of 417,621 pre-funded warrants have been exercised.

On January 2,2024, a total of 50,000 shares of the Company’s common stock were issued to TraDigital Marketing Group as compensation for services rendered.

On March 27, 2024, Applied UV, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) pursuant to which the Company sold, in a registered direct offering, an aggregate of (i) 538,000 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (“Common Stock”); and (ii) 1,188,875 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,188,875 shares of Common Stock (the “Pre-Funded Warrant Shares”). The offering price per Share was $1.60 and the offering price per Pre-Funded Warrant was $1.5999.

Each Pre-Funded Warrant is exercisable for one share of Common Stock for $0.0001 immediately upon issuance until all of the Pre-Funded Warrants are exercised in full. The number of Pre-Funded Warrant Shares are subject to adjustments for stock splits, recapitalizations and reorganizations.

The Shares, Pre-Funded Warrants and Pre-Funded Warrants Shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-266015), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 12, 2022, as supplemented by a prospectus supplement and accompanying base prospectus dated as of March 27, 2024 filed with the SEC on March 29, 2024 pursuant to Rule 424(b)(5) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In a concurrent private placement, the Company also issued to the Purchasers unregistered warrants (the “Warrants”) to purchase up to an aggregate of 518,065 shares (the “Warrant Shares”) of Common Stock at an exercise price of $16.00 per share, subject to adjustment for reverse stock splits, recapitalizations and reorganizations. The Warrants are immediately exercisable until the date that is five (5) years from April 1, 2024.

Pursuant to this offering, 538,000 common shares were issued, and 675,437 pre-funded warrants were exercised from April 1, 2024 through April 16, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our disclosure controls and procedures due to lack of segregation of duties and have therefore concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our disclosure controls and procedures due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of April 16, 2024.

Name	Age	Position
Max Munn	80	President, Chief Executive Officer and Director
Michael Riccio	65	Senior Vice President and Chief Financial Officer
Eugene E. Burleson	83	Chairman
Dallas C. Hack	71	Director
Joseph Luhukay	77	Director
Brian Stern	39	Director
Christopher Kochuba	61	Director

Max Munn is the President, Chief Executive Officer and a director of the Company and is also the Chief Executive Officer of Munn Works, LLC, our subsidiary focused on the hospitality market. Mr. Munn has held this position at Munn Works for over 20 years. Mr. Munn is also Co-chairman of Dieu Donne Inc., a not-for-profit and a leading, world recognized atelier wherein dimensional, handmade paper is utilized in the making of art. Mr. Munn attended MIT from 1961-1966, majored in chemistry and architecture; and received a Bachelor of Architecture degree. Mr. Munn also attended Columbia University for post graduate studies from 1966-1968, working toward a Ph.D. in architectural history. The Board concluded that Mr. Munn’s background and leadership experiences in the hospitality industry qualify him to be a member of the Board.

Michael Riccio is a Senior Vice President and our Chief Financial Officer. Mr. Riccio joins Applied UV with more than 25 years of broad experience in leadership roles in corporate and operational finance, including corporate merger and acquisition planning and integration. From September 1986 to March 2021 Mr. Riccio was Chief Financial Officer and Treasurer of Panasonic Corporation of North America. At Panasonic Mr. Riccio lead the finance organization that supports the principal North American subsidiary of Osaka, Japan-based Panasonic Corporation. Prior to Panasonic, Mr. Riccio was the Corporate Accounting Manager for Sealed Air Corporation (SEE on NYSE), and prior to Sealed Air he began his career at CohnReznick, where he was a Senior Auditor. Mr. Riccio is a Certified Public Accountant (CPA) and holds a B.A. in accounting from Rutgers University and an MBA in finance from Rutgers Business School.

Eugene E. Burleson is a Director of the Company. He is a private investor, currently a director and Chairman of the Compensation Committee of Sunlink Health Systems, Inc. (NYSE American: SSY), an investor in healthcare facilities and related businesses located in the Southeast, and a director and the Chairman of the Compensation Committee of HealthNow New York, a private health insurance company. He was Chairman of PET DRx Corporation from June 2005 to July 1, 2010, and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of the Board of Directors of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Inc. a developer and operator of assisted living facilities and is on the Board of Deckers Outdoor Corporation Inc. Mr. Burleson served as Chairman of the Board and Chief Executive Officer of GranCare Inc. from October 1988 to November 2000. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare Inc. from December 1990 to February 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services Inc. in February 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services in August 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International Inc. (“AMI”), an owner and operator of acute care hospitals. Based in London from May 1981 to June 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson received his early management training at Eastman Kodak from 1963 to 1974. He graduated from East Tennessee State University with a Bachelor of Science Degree in accounting and earned an MBA degree in 1972. The Board concluded that Mr. Burleson’s background and leadership experiences in the healthcare industry qualify him to be a member of the Board.

Dallas C. Hack, M.D., M.P.H. is a Director of the Company. He is board certified in General Preventive Medicine and Public Health and a Fellow in the American College of Military Public Health. Since July 2018, he has been the Chief Medical Officer of Virtech Bio, Inc., a private company that sells a ready-to-use oxygen-carrying plasma expander to restore circulatory system parameters and since 2015 has been a consultant to numerous biotech and non-profit companies to advance medical research and transition the progress to improved clinical practice. From June 2018 to March 2020, he was a director, member of the Audit and Product Development Committees and the interim Chief Executive Officer and Chief Financial Officer of CVR Medical Corp. (OTC: CRRVF), a publicly traded med-tech company dedicated to the development and advancement of revolutionary technology at work within the healthcare sector. He directed trauma research for the military from 2008 to 2014, with responsibility for more than $2 billion in grant funding. He held numerous military medical leadership positions including Commander of the NATO Headquarters Healthcare Facility, and Command Surgeon at the strategic level during Operations Enduring Freedom and Iraqi Freedom. COL.(R) Hack, who served for 28 years, received numerous military awards including the Bronze Star, two Legion of Merit awards, and was inducted as a Distinguished Member of the Military Order of Medical Merit. He has a BA from Andrews University (1972), an MPH from Johns Hopkins University (1995), a MD from Loma Linda University (1976), an MSS from the US Army War College (2004), and a CPE from the Certifying Commission in Medical Management (1997). He was recognized as the Distinguished Alumnus of the Year by Loma Linda University in May 2015. Dr. Hack has an appointment from the School of Medicine, University of Pittsburgh as Adjunct Professor of Neurosurgery and from Virginia Commonwealth University as an Associate Clinical Professor, Department of Physical Medicine and Rehabilitation. The Board concluded that Mr. Hack’s background and leadership experiences in the healthcare industry qualify him to be a member of the Board.

Joseph (Jos) Luhukay is a seasoned international banking Executive with over 40 years of experience leading many of Indonesia’s leading financial institutions and a former Ernst and Young Partner who led the business advisory and risk consulting practice which provided services in corporate governance, risk management, information systems audit and advisory, internal audit and policy and operational process development. Jos Luhukay’s distinguished career brings Applied UV a strong track record in delivering profitable growth for internationally recognized bank and investment banking companies including: Chief Operating Officer of Bank Niaga, Bahana Pembinaan Usaha Indonesia, a main Indonesian Government-owned investment Bank, Chief Operating Officer & Executive Director of the Jakarta Initiative Task Force (set up by the Ministry of Finance) where he managed a $65B portfolio and restructured over 20% of it in less than 2 years, President Director of Bank Lippo, where he was awarded “CEO of the Year” in 2006 by SWA Magazine (the largest business magazine in Indonesia), Deputy President of Temasek-owned Bank Danamon and his most recent role as President Director of Rabobank International Indonesia, a 30 year old Dutch owned Commercial Bank in Indonesia. Jos Luhukay holds an engineering degree in electrical engineering from the University of Indonesia, a Master’s and PhD in Computer Science from the University of Illinois at Urbana-Champaign. The Board concluded that Mr. Luhukay’s background and leadership experiences in the accounting and financial industry qualify him to be a member of the Board.

Brian A. Stern is a Director of the Company. He currently serves as President of PURO Lighting, a division of Applied UV Inc. Mr. Stern co-founded LED Supply Co LLC in 2009, and co-founded PURO Lighting LLC in 2019. He served as the CEO of both LED Supply Co LLC and PURO Lighting LLC until the acquisition by Applied UV Inc in January of 2023. He graduated from University of Denver with a Bachelor of Science in business management in 2007. The Board concluded that Mr. Stern’s background and leadership experiences in the healthcare industry qualify him to be a member of the Board.

Christopher Kochuba is a member of the board of directors for the company with a focus on enhancing the company’s strategic direction and industry engagement in hospitality. With a career spanning over twenty-five years, Mr. Kochuba has been a visionary in brand development, planning, design, project management and capital expenditures for the most elite hotel brands worldwide. His notable tenure as Vice-President for Starwood Hotels and SH Hotels and Resorts, a unit of Starwood Capital, he oversaw the evolution of luxury, sustainable, and lifestyle brands. Mr. Kochuba will lead AUVI’s sales of our patented, industry disruptive LED Fighter Flex devices for installation into HVAC new-build and retro-fit systems for the hospitality and muti-family verticals. Mr. Kochuba will also focus on our unique domestic manufacturing capabilities for case goods and other furnishings for full-service and luxury hotels and resorts. Mr. Kochuba holds a Bachelor of Architectural Engineering from The Pennsylvania State University. The Board concluded that Mr. Kochuba’s background and leadership experiences in the hospitality industry qualify him to be a member of the Board.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of five (6) directors, four (4) of whom qualify as “independent” under the listing standards of Nasdaq.

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

Audit Committee

We have established an audit committee consisting of Eugene Burleson, Joseph Luhukay and Dallas Hack. Eugene Burleson is the Chairman of the audit committee. In addition, our Board has determined that Eugene Burleson is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Compensation Committee

We have established a compensation committee of the board of directors to consist of Dallas Hack, Joseph Luhukay, and Eugene Burleson, each of whom is an independent director. Dallas Hack is Chairman of the compensation committee. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;

●	administers our equity compensation plans;

●	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Eugene Burleson, Joseph Luhukay, and Dallas Hack. Joseph Luhukay is Chairman of the nominating and corporate governance committee. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate

●	evaluating nominations by stockholders of candidates for election to our board of directors; and

●	corporate governance matters

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

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2023, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification of Officers and Directors

Chapter 78 of the NRS provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NRS Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.

Our Bylaws provide that we may indemnify our officers, directors, employees, agents and any other persons to the maximum extent permitted by the NRS.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We maintain a Code of Ethics that applies to all employees and directors. The Code of Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code of Ethics also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code of Ethics incorporates guidelines pertaining to topics such as complying with applicable laws, rules and regulations; insider trading; reporting Code of Ethics violations; and maintaining accountability for adherence to the Code of Ethics. The full text of our Code of Ethics is published on our web site at www.applieduvinc.com and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site. Except as expressly stated herein, the information contained on our website does not constitute a part of this Annual Report and is not incorporated by reference herein.

Board Diversity

We seek diversity in experience, viewpoint, education, skill and other individual qualities and attributes to be represented on our Board. We believe directors should have various qualifications, including individual character and integrity, business experience, leadership ability, strategic planning skills, ability and experience, requisite knowledge of our industry and finance, accounting and legal matters, communications and interpersonal skills and the ability and willingness to devote time to our Company. We also believe the skill sets, backgrounds and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. The assessment of prospective directors is made in the context of the perceived needs of our Board from time to time.

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Further, our Board is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company.

BOARD DIVERSITY MATRIX

	As of December 31, 2023				As of December 31, 2022
Total Number of Directors:	5				5

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender	Female	Male	Non-Binary	Did Not Disclose

Directors	—	5	—	—	—	5	—	—
Part II: Demographic Background
African American or Black	—	—	—	—	—	—	—	—
Alaskan Native or American Indian	—	—	—	—	—	—	—	—
Asian	1	—	—	—	1	—	—	—
Hispanic or Latino	—	—	—	—	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—	—	—	—	—
White	—	—	—	—	—	—	—	—
Two or More Races or Ethnicities	—	—	—	—	—	—	—	—
LGBTQ+	—	—	—	—	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—	—	—	—	—

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023 and 2022 for our Chief Executive Officer (principal executive officer) and our Chief Financial Officer. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)	Stock Awards ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Max Munn	2023	$360,000	—	$56,713	(3)	30,612	(4)	$447,325
President and Chief Executive Officer, President and Director(2)	2022	297,692	—	$27,827		$30,612		$356,131
Michael Riccio	2023	$300,000		$22,753	(5)			$322,753
Senior Vice President and Chief Financial Officer	2022	298,077	135,000	149,404		100,000		682,481
John Andrews	2022	276,530	106,500	183,089				566,119

(1)	See Footnote 9 in the Notes to the Consolidated Financial Statements for a description of all of the assumptions made in the valuation of these options.

(2)	Mr. Munn became the acting Chief Executive Officer upon the resignation of Mr. John Andrews as of December 19, 2022, and was appointed Chief Executive Officer by the board on March 3, 2023.

(3)	Mr. Munn received options to purchase 2,000 shares of common stock at an exercise price of $250.00. These options vest quarterly beginning January 9, 2023. The unvested options were cancelled effective December 20, 2023.

(4)	Auto lease and auto insurance payments the Company provided to Mr. Munn.

(5)	Mr. Riccio received options to purchase 800 shares of common stock at an exercise price of $250.00. These options vest quarterly beginning January 9, 2023. The unvested options were cancelled effective December 20, 2023.

Employment Agreements

Max Munn. On April 18, 2022, Applied UV, Inc. and its wholly-owned subsidiary Munn Works LLC, entered into an amended and restated employment agreement (the “Munn Employment Agreement”) with Mr. Max Munn, pursuant to which Mr. Munn will continue to serve as the Chief Executive Officer of the Company and the Manager and Chief Executive Officer of Munn Works LLC. The Munn Employment Agreement amends and restates Mr. Munn’s prior employment agreement dated March 4, 2021 (the “Original Agreement”). The Munn Employment Agreement is effective as of March 1, 2022 and terminates on February 28, 2024 (the “Term”) and will automatically renew for successive one-year terms unless terminated by the parties as provided under the Munn Employment Agreement. The Munn Employment Agreement amends the terms of the Original Agreement by providing Mr. Munn with a cash annual base salary of $360,000 and cancels 1,653 of the 2,479 options granted to Mr. Munn under the Original Agreement. Also, the Original Agreement terminated on March 4, 2024 while the Munn Employment Agreement is in effect until terminated.

Michael Riccio. The Company has entered into an Employment Agreement (the “Riccio Employment Agreement”) dated January 1, 2022 with Michael Riccio, its current Chief Financial Officer. The Riccio Employment Agreement has a two year term and automatically renews for additional two year terms unless 90 days prior to the prior to the end of the current term the Company or Mr. Riccio provides notice to the other that the term will not be extended or the Riccio Employment Agreement is sooner terminated by the Company with or without cause or by Mr. Riccio with good reason or for no reason, in each case as set forth in the Riccio Employment Agreement. The Riccio Employment Agreement provides Mr. Riccio with a base salary of $300,000, annual performance bonus of up to 100% of base salary based on periodic assessments of Mr. Riccio’s performance as well as the achievement of specific individual and corporate objectives as determined by the Chief Executive Officer in consultation with Mr. Riccio; and equity awards of 400 shares of the Company’s common stock and a 10 year option to purchase 560 shares of the Company’s common stock at an exercise price of $337.50 per share. Each equity award vests quarterly over a three-year period commencing on January 1, 2022 with the first vesting to occur on April 1, 2022. Mr Riccio is also entitled to in the participate the Company-funded healthcare insurance plan and in all other benefits, perquisites, vacation days, benefit plans or programs of the Company which are available generally to office employees and other employees of the Company in accordance with the terms of such plans, benefits or programs.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the certain executives of the Company as of December 31, 2023:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Max Munn	1,635	—	—	$(1)	(1)	—	—
Michael Riccio	1,210	—	—	$(2)	(2)	234	$552
John Andrews		—	—		(3)

(1)	Mr. Munn’s options are as follows: 4 exercisable with an exercise price of $625.00 expiring April 1, 2030; 4 exercisable with an exercise price of $625.00 expiring July 1, 2030; 826 exercisable with an exercise price of $975.00 expiring March 4, 2031; 300 exercisable with an exercise price of $250.00 expiring December 31, 2032; 501 exercisable with an exercise price of $250.00 expiring January 9, 2033. All unvested options were cancelled effective December 20, 2023.

(2)	Mr. Riccio’s options are as follows: 560 exercisable with an exercise price of $816.25 expiring September 28, 2031; 329 exercisable with an exercise price of $337.50 expiring January 1, 2032; 120 exercisable with an exercise price of $133.75 expiring June 3, 2032; 201 exercisable with an exercise price of $250.00 expiring January 9, 2033. All unvested options were cancelled effective December 20, 2023.

(3)	Mr. Andrews resigned as of December 19, 2022 and his exercisable options expired on March 19, 2023.

Option Exercises: No stock options were exercised by the above named individuals in 2023.

Director Compensation

The annual compensation for each non-employee Director is summarized in the table below.

2023 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)	Option Awards ($)	Total ($)

Eugene Burleson (2)	$25,000	$21,413	$0	$46,413
Dallas C Hack (3)	$25,000	$11,838	$0	$36,838
Joseph Luhukay(4)	$25,000	$11,838	$0	$36,838
Monica Woo(5)	$6,250	$20,813	$0	$27,063

(1)	Directors earn $6,250 per quarter

(2)	On January 1, 2023, Mr. Burleson was awarded 60 shares of restricted common stock that vest one year from the date of grant for his service as a director and 40 shares of restricted common stock that vest one year from the date of grant for his service as the Chairman of the Audit Committee. On March 3, 2023, Mr. Burleson was elected as Chairman of the Board and received 80 shares of restricted common stock.

(3)	On January 1, 2023, Dr. Hack was awarded 60 shares of restricted common stock that vest one year from the date of grant for his service as a director. On March 3, 2023, Dr. Hack was appointed as Chairman of the Compensation Committee and received 40 shares of restricted common stock.

(4)	On January 1, 2023, Mr. Luhukay was awarded 60 shares of restricted common stock that vest one year from the date of grant for his service as a director. On March 3, 2023, Mr. Luhukay was appointed as Chairman of the Nominating and Corporate Governance Committee and received 40 shares of restricted common stock.

(5)	Ms. Woo resigned from the board as of February 27, 2023.She received board fees of $6,250 for the 1st quarter of 2023. On April 19, 2023, Ms. Woo received 225 shares of restricted common stock as payment for services rendered.

2023 Equity Incentive Plan

Overview

On August 24, 2023, our Board and stockholders approved the 2023 Plan. The 2023 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our common stock that may be subject to awards under the 2023 Plan was 100,000 (post-split) subject to adjustments under the 2023 Plan.

The purpose of 2023 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business. The administrator of the 2023 Plan may, in its sole discretion, amend, alter, suspend or terminate the 2023 Plan, or any part thereof, at any time and for any reason. We will obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with legal and regulatory requirements relating to the administration of equity-based awards. Unless earlier terminated by the administrator, the 2023 Plan will terminate ten years from the date it is adopted by our Board.

Authorized Shares

Initially, the maximum number of shares of our common stock that may be subject to awards under the 2023 Plan was 100,000. Subject to adjustment upon changes in capitalization of the Company as provided in Section 15 of the 2023 Plan, the number of shares available for issuance under the 2023 Plan will be increased on the first day of each fiscal year beginning with the 2024 fiscal year, in an amount equal to the least of (a) 500,000 shares, (b) a number of shares equal to twenty percent (20%) of the total number of shares of all classes of our common stock outstanding on the last day of the immediately preceding fiscal year less the number of shares allocated to the 2023 Plan, and (c) such number of shares determined by the administrator no later than the last day of the immediately preceding fiscal year. As of January 1, 2024, the maximum number of shares of our common stock that may be subject to awards under the 2023 Plan was 340,000.

Additionally, if any award issued pursuant to the 2023 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2023 Plan, or, with respect to restricted stock, restricted stock units, performance units or performance shares, is forfeited to or repurchased by us due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2023 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated). Shares that have actually been issued under the 2023 Plan under any award will not be returned to the 2023 Plan and will not become available for future distribution under the 2023 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by us or are forfeited to us due to the failure to vest, such shares will become available for future grant under the 2023 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2023 Plan. To the extent an award under the 2023 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan. Notwithstanding the foregoing and, subject to adjustment as provided in the 2023 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Code and regulations promulgated thereunder, any shares that become available for issuance under the 2023 Plan in accordance with the foregoing.

Plan Administration

One or more committees appointed by our Board will administer the 2023 Plan. Initially, the Compensation Committee shall administer the 2023 Plan. In addition, if we determine it is desirable to qualify transactions under the 2023 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2023 Plan, the administrator has the power to administer the 2023 Plan and make all determinations deemed necessary or advisable for administering the 2023 Plan, including the power to determine the fair market value of our common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2023 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2023 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2023 Plan, rules and regulations relating to sub-plans established for the purpose of facilitating compliance with applicable non-U.S. laws, easing the administration of the 2023 Plan and/or for qualifying for favorable tax treatment under applicable non-U.S. laws, in each case as the administrator may deem necessary or advisable and modify or amend each award (subject to the provisions of the 2023 Plan), including the discretionary authority to extend the post-termination exercisability period of awards and to extend the maximum term of an option or stock appreciation right (subject to the provisions of the 2023 Plan), to allow Participants to satisfy withholding tax obligations in a manner permissible under the 2023 Plan, to authorize any person to execute on behalf of us any instrument required to effect the grant of an award previously granted by the administrator and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2023 Plan, other than incentive stock options, may be granted to our employees (including officers and directors) or a parent or subsidiary, members of our Board or consultants engaged to render bona fide services to us or a parent or subsidiary. Incentive stock options may be granted only to our employees or a subsidiary, provided the services (a) are not in connection with the offer or sale of securities in a capital-raising transaction, and (b) do not directly promote or maintain a market for our securities, in each case, within the meaning of Form S-8 promulgated under the Securities Act, and provided further, that a consultant will include only those persons to whom the issuance of Shares may be registered under Form S-8 promulgated under the Securities Act.

Stock Options

Stock options may be granted under the 2023 Plan. The exercise price of options granted under the 2023 Plan generally must at least be equal to the fair market value of our common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2023 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2023 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2023 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2023 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2023 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2023 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of the 2023 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of our common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Awards

Performance awards may be granted under the 2023 Plan. Performance awards are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will set objectives or vesting provisions, that, depending on the extent to which they are met, will determine the value the payout for the performance awards. The administrator may set vesting criteria based on the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the administrator in its discretion. Each performance award’s threshold, target, and maximum payout values are established by the administrator on or before the grant date. After the grant of a performance award, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance award. The administrator, in its sole discretion, may pay earned performance awards in the form of cash, in shares, or in some combination thereof.

Non-Employee Directors

The 2023 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2023 Plan. The 2023 Plan includes a maximum limit of $500,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $750,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2023 Plan generally does not allow for the transfer of awards other than by will or by the laws of descent and distribution and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2023 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2023 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2023 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2023 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2023 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs or performance awards will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise options and/or stock appreciation rights as to all of the shares underlying such award, including those shares which would not be vested or exercisable, all restrictions on restricted stock and RSUs will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of its subsidiaries or parents, as applicable.

Clawback

On November 28, 2023, our Board adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2023 Plan provided such action does not impair the existing rights of any participant. The terms of outstanding awards may be amended without shareholder approval to reduce the exercise price of outstanding options or stock appreciation rights, or to cancel outstanding options or stock appreciation rights in exchange for cash, other awards, or options or stock appreciation rights with an exercise price that is less than the exercise price of the original option or stock appreciation right. The 2023 Plan automatically will terminate on August 24, 2033, unless it is terminated sooner.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 16, 2024, are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 4,285,995 shares of common stock outstanding on April 16, 2024.

	Number of Shares Beneficially Owned				Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Common Stock		Series X Super Voting Preferred Stock(2)		Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Max Munn, Chief Executive Officer, President and Director	17,435	(4)	10,000	(5)	0.41%	100%	70.1%
Michael Riccio, Chief Financial Officer	1,210		—		*	—	*
Brian Stern, Director(6)	—		—		—	—	—
Eugene Burleson, Director	560		—		*	—	*
Dallas Hack, Director	360		—		*	—	*
Joseph Luhukay, Director	140		—		*	—	*

Officers and Directors as a Group	19,705		10,000		0.46%	100%	70.1%
5% Stockholders
The Munn Family 2020 Irrevocable Trust	15,000		10,000		0.35%	100%	70.1%

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Applied UV, Inc. 150 N. Macquesten Parkway Mount Vernon, New York 10550.

(2)	Entitles the holder to 1,000 votes per share and votes with the common as a single class.

(3)	Represents total ownership percentage with respect to all shares of common stock and Series X Super Voting Preferred Stock, as a single class.

(4)	Includes (i) 15,000 shares which are held in the name of The Munn Family 2020 Irrevocable Trust, for which the spouse of Max Munn is the trustee; (ii) 160 shares owned by Mr. Munn directly (iii) 640 shares underlying a warrant issued to Mr. Munn; (iv) 8 vested shares underlying an option granted to Mr. Munn as director compensation; (v) 826 vested shares underlying an option granted to Mr. Munn pursuant to his employment agreement; (vi) 300 vested shares underlying an option granted to Mr. Munn on December 31, 2022; and (vii) 501 vested shares underlying an option granted to Mr. Munn on January 10, 2023.

(5)	Held by The Munn Family 2020 Irrevocable Trust.

(6)	Mr. Stern was appointed to the board of directors on February 1, 2023. The 14,605 shares previously held by Mr. Stern were returned to the Company as per the December 11, 2023 Restructuring Agreement (Note 2).

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related party Transactions, and Director Independence

In February of 2019, the Company engaged Carmel, Milazzo & Feil LLP (the “Firm”) to represent and assist the company with all general corporate legal matters including the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 in connection with the Company’s initial public offering. Ross Carmel, a former member of the Company’s Board of Directors, who resigned on May 1, 2020, is a partner at the Firm. The Firm performed legal services in exchange for 1,295 shares of the Company’s common stock. The Firm merged with Sichenzia Ross Ference LLP on October 1, 2023.

Item 14. Principal Accounting Fees and Services

Fees For Audit Services: The following table sets forth the aggregate fees for services we have paid to Mazars USA LLP (“Mazars”) our independent registered public accounting firms for the fiscal years ended December 31, 2022 and 2021:

Years		Audit Fees	Audit Related Fees	Tax Fees	All other Fees
2023	(1)	$520,348	—	—	—
2022	(1)	$371,370	—	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

No.	Exhibit No.
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-274879) filed with the SEC as of October 27, 2023).
3.2	Certificate of Change of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report of the Company on Form 8-K filed with the SEC as of December 18, 2023).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-274879) filed with the SEC as of October 27, 2023)
3.4	Certificate of Designation, Preferences and Rights of Series X Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-274879) filed with the SEC as of October 5, 2023).
3.5	Certificate of Designation, Preferences and Rights of 10.5% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.9 of the Company’s Registration Statement on Form S-1 (File No. 333-274879) filed with the SEC as of October 5, 2023).
3.6	Certificate of Designations, Rights, and Preferences of 2% Series B Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.12 of the Company’s Registration Statement on Form S-1 (File No. 333-274879) filed with the SEC as of October 5, 2023).
3.7	Certificate of Designations, Rights, and Preferences of 5% Series C Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Registration Statement on Form S-1 (File No. 333-274879) filed with the SEC as of October 5, 2023).
4.1	Warrant, dated April 1, 2020 issued to Max Munn (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
4.2	Form of Pre-Funded Warrant issued in the June 2023 Offering (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-271605) filed with the SEC as of June 9, 2023).
4.3	Form of Pre-Funded Warrant issued in the November 2023 Offering (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-274879) filed with the SEC as of October 27, 2023).
4.4	Form of Series A Warrant issued in the November 2023 Offering (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-274879) filed with the SEC as of October 27, 2023).
4.5	Form of Series B Warrant issued in the November 2023 Offering (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-274879) filed with the SEC as of October 27, 2023).
4.6	Description of Registrant's Securities
10.1	The Company’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (333-239892) filed with the SEC as of July 16, 2020).
10.2	Form of Option Agreement and Grant issued under February 18, 2020 Board Approval (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.3	Agreement, dated April 20, 2020 between Icahn School of Medicine at Mount Sinai and Sterilumen, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.4	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.5	Common Stock Purchase Warrant, dated July 1, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.6	Form of Option issued to Medical Advisory Board members (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.7	Employment Agreement, dated June 30, 2020 between the Company and Max Munn (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-239892) filed with the SEC as of July 16, 2020).
10.8	Employment Agreement, dated January 1, 2022 between the Company and Michael Ricco (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2022)
10.9	Agreement and Plan of Merger dated as of December 19, 2022, by and among the Company, PURO Acquisition Sub I, Inc., PURO Acquisition Sub II, LLC, PURO Lighting, LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.10	Agreement and Plan of Merger dated as of December 19, 2022, by and among the Company, LED Supply Acquisition Sub I, Inc., LED Supply Acquisition Sub II, LLC, LED Supply Co. LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)

10.11	Amendment to Agreement and Plan of Merger dated as of January 26, 2023, by and among the Company, PURO Acquisition Sub I, Inc., PURO Acquisition Sub II, LLC, PURO Lighting, LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.12	Amendment to Agreement and Plan of Merger dated as of January 26, 2023, by and among the Company, LED Supply Acquisition Sub I, Inc., LED Supply Acquisition Sub II, LLC, LED Supply Co. LLC, Brian Stern, Andrew Lawrence, and the Member Representative (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)
10.13	Securities Purchase Agreement dated October 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2022)
10.14	Note dated October 7, 2022 in the principal amount of $2,807,500 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2022)
10.15	Loan and Security Agreement dated as of December 9, 2022, by and between the Company, Sterilumen, Inc., Munn Works, LLC and Pinnacle Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022)
10.16	First Modification to Loan and Security Agreement and Loan Documents dated as of December 9, 2022, by and between the Company, Sterilumen, Inc., Munn Works, LLC and Pinnacle Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022)
10.17	Note Purchase and Cancellation Agreement dated as of January 5, 2023, by and between the Company, PURO Lighting, LLC, and Acuity Brands Lighting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2023)
10.18	Securities Purchase Agreement dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.19	Amendment to Securities Purchase Agreement dated January 25, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.20	Note dated January 25, 2023 in the principal amount of $2,807,500 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
10.21	Applied UV, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1/A (File No. 333-274879) filed with the SEC as of October 27, 2023)
14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Mazars USA LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2024	APPLIED UV, INC.

	By:	/s/ Max Munn
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

Signature	Title	Date

/s/ Max Munn	Chief Executive Officer, President and Director	April 16, 2024
Max Munn

/s/ Michael Riccio	Chief Financial Officer	April 16, 2024
Michael Riccio	(principal financial and accounting officer)

/s/ Eugene Burleson	Director	April 16, 2024
Eugene Burleson

/s/ Dr. Dallas C. Hack	Director	April 16, 2024
Dr. Dallas C. Hack

/s/ Joseph Luhukay	Director	April 16, 2024
Joseph Luhukay

/s/ Brian Stern	Director	April 16, 2024
Brian Stern